Form 10-K405
period 1998-03-28
GENESIS DIRECT INC
filed 1998-07-24
CIK 1056326

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 28, 1998.

[_] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.


                        Commission File Number 0-24173

                             GENESIS DIRECT, INC.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                       22-3449666
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                  100 PLAZA DRIVE, SECAUCUS, NEW JERSEY 07094
         (Address of principal executive offices, including zip code)

                                (201) 867-2800
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:      None
Securities registered pursuant to Section 12(g) of the Act:      Common Stock,
                                                                  $.01 par value
                                                                  per share

Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   YES ____NO    X
                                                -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of July 21, 1998, 29,719,585 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $190,002,232 as of July 21, 1998, based upon the closing price of the Registrant's Common Stock on The Nasdaq Stock Market, as reported for such date. Shares of Common Stock held by each executive officer and director and by each person known by the Registrant to beneficially own more than 5% of the outstanding Common Stock have been excluded in that such person may under certain circumstances be deemed to be affiliates. This determination for executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

Documents incorporated by reference:  None.

                             GENESIS DIRECT, INC.
                        1997 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----

                                                   PART I
     Item 1.    Business...............................................................................   4
     Item 2.    Properties.............................................................................  19
     Item 3.    Legal Proceedings......................................................................  19
     Item 4.    Submission of Matters to Vote of Security Holders......................................  19

                                                  PART II

     Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..................  20
     Item 6.    Selected Financial Data................................................................  21
     Item 7.    Management's Discussion and Analysis of Financial Condition and Results
                of Operations..........................................................................  22
     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.............................  26
     Item 8.    Financial Statements and Supplementary Data............................................  27
     Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  27

                                                  PART III

     Item 10.    Directors and Executive Officers of the Registrant....................................  28
     Item 11.    Executive Compensation................................................................  32
     Item 12.    Security Ownership of Certain Beneficial Owners and Management........................  35
     Item 13.    Certain Relationships and Related Transactions........................................  36

                                                  PART IV

     Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  38

     Signatures........................................................................................  40

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained herein including, without limitation, those concerning (i) the Company's strategy, (ii) the Company's expansion plans, (iii) the Company's capital expenditures, (iv) the number of catalogs expected to be acquired by the Company in the near future, and (v) the terms upon which such catalogs will be acquired, contain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed under "Business-- Factors That May Affect Future Financial Results." The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                                    PART I

ITEM 1.  BUSINESS

     Genesis Direct, Inc. ("Genesis Direct" or the "Company") is a leading database-driven specialty retailer in the rapidly growing universe of non-store shopping. With a current portfolio of 33 Company-owned brands, the Company offers products directly to consumers in targeted niche markets primarily through a variety of distinctive, information-rich catalogs, as well as Internet websites and electronic media, including television and radio. The Company's marketing efforts are supported by a customer database of over 10 million names, a 450-station call center at its Secaucus, New Jersey, headquarters and a custom-designed 500,000 square foot distribution center strategically located in Memphis, Tennessee. For the fiscal year ended March 28, 1998 ("fiscal 1997"), the Company had net sales of approximately $107 million. The predecessor to the Company was formed in 1995.

     The Company currently offers more than 15,000 products within four distinct, but interrelated, market categories: sports (including licensed and non-licensed apparel, accessories, home furnishings, equipment and limited edition collectibles), kids (including toys, games, crafts, clothing and educational and developmental materials), gifts and collectibles (including mechanical toys, dolls, and music- and entertainment-related products and memorabilia) and institutional/business-to-business (including educational, recreational and therapeutic products for schools, camps and therapists). The Company has established a variety of strategic relationships including, in the sports market, with the National Basketball Association (the "NBA"), the National Hockey League (the "NHL"), Major League Baseball, the National Association of Stock Car Auto Racing ("NASCAR") and the NFL Quarterback Club. Pursuant to these relationships, the Company produces the exclusive official catalogs of these organizations and offers through them licensed and non-licensed merchandise directly to consumers and institutions, including in the case of the NBA, the NHL and Major League Baseball, through the leagues' websites.

   MARKET OVERVIEW

     According to the Direct Marketing Association ("DMA"), in recent years, retailing in the United States has been characterized by a rapidly growing shift to non-store sales through such media as printed catalogs, broadcast and cable television infomercials, home shopping channels and the Internet. These alternative forms of non-store retailing, which in 1997 accounted for approximately $382.0 billion in sales, are expected to grow approximately 8% per annum for the next five years. The Company believes that this growth is due to the convenience of home shopping for time-constrained, dual-career consumer households and the increasingly high level of customer service and reliability offered by leading direct marketing firms. The Company also believes that, on a percentage basis, the fastest growing portion of the home shopping market will be on-line shopping via the Internet. According to estimates published by the Yankee Group, a Boston-based research firm, Internet-driven sales in 1997 totaled $2.7 billion. The Yankee Group predicts that consumer Internet-driven sales will grow to $10.0 billion by the year 2000 and $32.0 billion by the year 2002. In addition, the Yankee Group estimates that the total number of on-line households grew from 15.5 million in 1996 to 20.0 million in 1997.

     The DMA has also found that the traditional catalog segment of the United States direct marketing industry, which generated approximately $79.0 billion in total sales in 1997, is highly fragmented. The Company believes that there are over 12,000 consumer catalog companies in existence, most of which lack the necessary capital, support systems and economies of scale to effectively exploit available opportunities for growth. The Company believes that the most successful catalog marketers will be those with a critical mass of at least $25.0 million in annual sales, whether through internal growth or acquisition. There will also be a need to recognize the strategic importance of developing a presence in electronic media and capitalizing on expanding international markets. In order to implement these strategies, catalog operators require capital and management and development expertise.

     According to Marketing Logistics, an industry consulting and research group, international consumers and businesses have spent more than $94.0 billion in 1995 buying from direct marketing sources. Germany and Japan offer particularly interesting direct marketing opportunities. According to the U.S. Commerce Department, catalog sales in Germany were estimated to have reached $24.0 billion in 1995. Research conducted by the U.S. and Foreign Commercial Service, as of 1996, shows that Germany was the world's second largest mail order market with spending on mail order products in 1995 averaging $293 per capita, second only to the United States. Moreover, according to research conducted by the German postal service, the apparel return ratio in Germany is lower than the ratio experienced by most countries. In addition, according to the U.S. Commerce Department, catalog sales in Japan reached $20.0 billion in 1995, with United States catalogers generating over $1.0 billion of such annual sales. With the advent of the single European market, there should also be opportunity for catalog growth, as well as other remote shopping growth, in the rest of the European community.

THE GENESIS DIRECT STRATEGY

     The Company's objective is to become the leading provider of a broad array of branded consumer and business catalogs offered in a variety of traditional and innovative markets. The key elements of the Company's operating and growth strategies are set forth below.

   OPERATING STRATEGY

     The key elements of the Company's operating strategy are as follows:

     . TARGET AND PENETRATE NICHE MARKETS. The Company identifies and focuses its efforts on penetrating niche markets that it believes are underserved by retail stores and other catalogs, that will be responsive to its innovative direct marketing techniques and in which it can become a market leader. The Company then acquires a variety of catalogs within the target market, each of which it transforms into a readily identifiable brand by investing heavily to enhance the catalog's image. In addition, the Company trains a core group of specialized customer-responsive employees to serve that market and seeks to establish innovative strategic relationships with other participants in that market. The Company also employs sophisticated database management techniques and systems to cross-sell product offerings designed for one niche market to customers in its other niche markets. The Company believes that by targeting several niche markets and serving each market with multiple brands, it reduces its reliance on any particular market or brand.

     . DEVELOP CENTRALIZED STATE-OF-THE-ART INFRASTRUCTURE. Since its inception, the Company has invested approximately $25.2 million to develop an order-taking, processing and fulfillment infrastructure with sufficient capacity and operational flexibility to service increased sales volume and exploit strategic or market opportunities as they occur. In addition to its state-of-the-art call center and distribution center, the Company has invested in sophisticated management information systems and database technologies that effectively coordinate a full range of functions from catalog production and mailing to order-taking and fulfillment. The Company's substantial investment in infrastructure allows it to quickly consolidate and integrate newly acquired catalogs and to introduce new catalogs. The Company believes that, as sales volume increases through acquisitions and internal growth, it can leverage its infrastructure to reduce the per order cost of fulfillment. The Company believes that, without significant additional capital expenditures beyond its fiscal 1998 spending plan, its current systems infrastructure, call center and distribution center can accommodate up to $1.0 billion in annual sales.

     . OFFER PROPRIETARY, PERSONALIZED AND HARD-TO-FIND PRODUCTS. The Company seeks to increase its gross margins by offering proprietary and personalized products, as well as products that are difficult to find in retail stores and other catalogs. The Company strives to offer customers in each of its target markets a broader merchandise selection than is generally offered by traditional retailers and smaller direct marketers. The Company has established a department dedicated to the development of proprietary products and the personalization of products within each of the Company's target markets. As part of this initiative, the Company has built a customization facility in its distribution center that will enable it to personalize most of its products by means of etching, laser engraving and embroidery.

     . UTILIZE MULTIPLE MARKETING CHANNELS. To reach potential customers, the Company uses multiple marketing channels, including mail, Internet websites, television and radio advertisements, infomercials, airplane seat-backs, hotel rooms, sports events and trade shows. The Company currently takes on-line orders for products from Internet websites under four of its brands and maintains informational websites for five of its other brands. In addition, under exclusive arrangements with the NBA, NHL and Major League Baseball, the Company maintains the on-line store on those leagues' websites, where potential customers can receive information, view merchandise, enter inquiries and orders and request catalogs.

     . BUILD LIFETIME CUSTOMER RELATIONSHIPS. The Company's objective is to make every customer a customer for life. Through its niche marketing strategy and sophisticated database, enhanced with up-to-date demographic information, the Company offers products intended to satisfy preferences as they evolve over their lifetimes. In addition, the Company strives to provide consistently prompt, knowledgeable and courteous service and rapid order fulfillment. In its 450-station call center, calls are routed to the customer service representative most knowledgeable about the products within the particular catalog brand in question. Because of the high level of automation at its distribution center and the strategic location of that center at a shipping hub for such carriers as Federal Express, UPS and the U.S. Postal Service, the Company is able to provide next-day delivery, if requested, on orders received prior to 11:00 p.m. EST. The Company continually strives to develop the Genesis Direct name into an umbrella seal-of-approval symbol associated with superior service and product quality.

     . ATTRACT AND RETAIN EXPERIENCED MANAGEMENT TEAM. The Company seeks to attract and retain highly qualified management personnel with extensive experience. To date, the Company has assembled some of the country's most experienced professionals in direct marketing or related industries. The Company has also retained many of the former owners of the acquired catalog companies, who bring extensive expertise in their respective niche markets.

   GROWTH STRATEGY

     The key elements of the Company's growth strategy are as follows:

     . PURSUE STRATEGIC ACQUISITIONS. As a result of its acquisition of 16 catalog businesses, the Company has developed considerable expertise in identifying and evaluating appropriate acquisition candidates and in integrating the operations and expanding the sales of acquired companies. The Company believes that the fragmented direct marketing industry provides significant consolidation opportunities and is pursuing an aggressive but disciplined acquisition strategy focused primarily on catalog brands that complement existing brands in its targeted niche markets. In particular, the Company seeks catalog brands that have been unable to realize their growth and profitability potential due to capital constraints and infrastructure limitations. To date, the typical acquisition candidate has demonstrated a high average order value and a low rate of merchandise returns and is believed to have the potential to eventually achieve at least $25.0 million in annual sales, realize high rates in customer retention and successfully offer higher margin proprietary products.

     . INCREASE REVENUES OF ACQUIRED CATALOGS. The Company believes that, in addition to achieving synergies through the integration of acquired catalogs, there are opportunities to substantially increase the revenues of acquired catalogs by utilizing the Company's database to efficiently target a more precise group of potential customers based on demographic information and individual purchase behavior. In addition, the Company believes that its superior customer service and its development of each acquired catalog into a readily identifiable brand can increase the revenue opportunities of those catalogs.

     . DEVELOP NEW BRANDS. The Company uses its existing customer database to create and introduce new catalog brands. The Company currently has ten active start-up catalog brands and intends to introduce and develop additional new catalog brands featuring original merchandise concepts that will allow it to penetrate further distinct segments of its niche markets. For example, the Company has recently used its customer lists in the sports and kids market segments to start-up S.K.U.S.A. (an acronym for Sports Kids U.S.A.), through which the Company offers hard-to-find "sports lifestyle" products for children, including apparel, home furnishings and toys.

     . EXPAND AND LEVERAGE CUSTOMER DATABASE. The Company is continually expanding its customer database through a variety of techniques, including catalog and list acquisitions, renting of mailing lists and strategic alliances. Examples of strategic alliances that enhance the Company's customer database are its exclusive arrangements with professional sports leagues that allow the Company access to the leagues' databases, Internet websites and advertising opportunities. The Company uses sophisticated statistical modeling and segmentation techniques to develop purchasing profiles of the customers in its database, which facilitates cross-marketing, cross-selling and more precisely focused catalog distributions and marketing efforts.

     . EXPAND INTERNATIONAL SALES. The demographic and technological trends that are driving the retail consumer shift to non-store shopping in the United States are also present in many international markets. The Company believes that its catalog development expertise and existing infrastructure will enable it to expand into certain of those markets, particularly those with a strong interest in U.S. sports-related products. The Company intends, where appropriate, to produce foreign language versions of several of its catalogs. In addition, the Company's distribution center in Memphis, Tennessee is strategically placed at the hub of courier services serving international markets to permit rapid direct-to-consumer overseas order fulfillment. The Company is currently expanding its operations into France, Germany, Japan and the United Kingdom and has launched an extension of its 1-800-Pro-Team brand in several of those countries.

     . GENERATE MULTIPLE REVENUE STREAMS. The Company intends to generate multiple revenue streams within its target markets by permitting third-party direct marketers to sell non-competing goods and services to its customers, by including third-party/vendor advertising in Company catalogs and by renting its customer lists to non-competing vendors. For example, through several of its sports brands, the Company offers MBNA credit cards with sports team logos.

  THE GENESIS DIRECT PORTFOLIO OF BRANDS

     The Company currently organizes its product offerings within four distinct, but interrelated, market categories, each with a specific market focus designed to appeal to a particular customer profile: sports, kids, gifts and collectibles and institutional/business to business. The Company has trained a core group of specialized customer-responsive managers and employees to serve each of those markets and is establishing innovative and strategic relationships with participants in each market. In addition, the Company has retained and seeks to incentivize a majority of the former owners of its acquired catalog companies who have expertise in merchandising to customers in their targeted niche markets. The Company also employs sophisticated database management techniques and systems to cross-sell product offerings designed for one niche market to customers in its other niche markets.

     SPORTS

     The Company has developed a strategy of building specialty sports brands, each focused on a single sport, plus one multi-sport brand. Sports merchandise includes licensed and non-licensed apparel, accessories, home furnishings, equipment and limited edition collectibles, as well as fantasy packages which offer customers the opportunity to interact with sports celebrities. The Company believes that an important factor in the success of its sports brands is its ability to offer a much greater selection of licensed merchandise compared to traditional retailers. In particular, in many communities there is strong demand for non-local team products that is generally not fulfilled by local retailers because of capacity constraints. In addition, serving the sports market segment adds selling seasons to the traditional holiday seasons through marketing efforts around major sporting events, such as the Super Bowl, the World Series, the NBA Championship and the Stanley Cup. The Company has exclusive "Official Catalog" relationships with the NBA, the NHL, Major League Baseball and NASCAR, as well as a strategic relationship with the NFL.

     Hot Off The Ice, the first Genesis Direct start-up catalog, was launched during the 1996 holiday period. Under an exclusive arrangement with the NHL, Hot off The Ice is marketed as the "Official Catalog of the Coolest Game on Earth." Hot Off The Ice offers licensed and non-licensed hockey-related products and collectibles. Hot Off The Ice has access to the NHL's proprietary database for its Hot Off The Ice mailings. In addition, Hot Off The Ice reaches customers as the exclusive store on the NHL's website.

     Nothin' But Hoops, a start-up catalog, was launched in October 1997. Under an exclusive arrangement with the NBA, Nothin' But Hoops is marketed as the "Official Catalog of the NBA." Nothin' But Hoops offers licensed NBA products, non-licensed basketball products and basketball collectibles. The Company has access to the NBA's proprietary database for its Nothin' But Hoops mailings. In addition, Nothin' But Hoops reaches customers as the exclusive store on the NBA's website, through NBA-provided television, radio and print advertisements at no additional fee to the Company and through the ability to distribute advertising materials at sports events.

     Manny's Baseball Land, a start-up catalog, was launched in March 1998. Under an exclusive arrangement with Major League Baseball, Manny's Baseball Land is marketed as the "Official Catalog of Major League Baseball." Manny's Baseball Land is based on the well-known and established brand name "Manny's Baseball Land," which was started in 1949 outside of Yankee Stadium. Manny's Baseball Land offers baseball-related products, including licensed Major League Baseball products.

     From The Sidelines, a start-up catalog, was launched in July 1997. From the Sidelines was previously operated under the name Athletic Supply, which was acquired by the Company in December 1996. During 1997, the Company changed the acquired catalog's focus from multi-sport to football and launched the new catalog under the name From The Sidelines, offering licensed and non-licensed football products and memorabilia. The average order value for From The Sidelines merchandise for fiscal 1997 from launch was approximately $85. In connection with the Athletic Supply acquisition, the Company acquired the Official NFL Quarterback Club catalog, which offers limited edition autographed football collectibles.

     The Official NASCAR Catalog, acquired in October 1997, offers licensed NASCAR merchandise, including apparel and collectibles. The Company also owns NASCAR Shoptalk, a television infomercial on ESPN, and the Official NHRA Catalog, which offers licensed National Hot Rod Association merchandise including apparel and collectibles. In addition, the Company has a related commercial promotions business, through which it markets its products through various sports activities and events, often in connection with well-known consumer product companies. The Company hopes to capitalize on the anticipated increased media attention resulting from NASCAR's planned promotional events surrounding its 50th anniversary in 1998.

     1-800-Pro-Team was acquired in December 1996. 1-800-Pro-Team is a source for team or league logo merchandise that is typically hard-to-find, with an emphasis on professional team licensed products. 1-800-Pro-Team is not only a strong brand with a loyal customer base of its own, but is also used as a prospecting vehicle, bringing customers with strong potential to the single-sport catalogs. The Company upgraded the look and feel of the catalog following its acquisition and has implemented an aggressive customer acquisition plan to take advantage of the former owners' under-utilization of direct-mail prospecting opportunities. 1-800-Pro-Team is also mailed under an exclusive arrangement with Sears to a portion of the Sears mailing list under the name Sears My Team. In spring 1998, the Company launched 1-800-Pro-Team in the United Kingdom, France and Germany (under the catalog name USA ProSports Direct).

     Competitive Edge Golf was acquired in March 1997. Competitive Edge Golf offers proprietary and non-proprietary golf products, including equipment, apparel and novelties that appeal both to golf fans and players. The founder of Competitive Edge Golf was retained after the acquisition to manage and develop the brand.

     Soccer Madness was acquired in October 1997. Soccer Madness offers brand-name merchandise, including soccer shoes, apparel, equipment, bags, watches, jewelry and accessories. As with Competitive Edge Golf, Soccer Madness appeals to participants as well as fans and capitalizes on the growing popularity of soccer in the United States. The Company also offers soccer merchandise in Japan through a Japanese language version of Soccer Madness.

     ProSports Liquidators, a start-up catalog, was launched in March 1998. ProSports Liquidators offers discounted merchandise from the Company's various sports catalogs and is mailed primarily to the Company's less responsive or discount-driven customers.

     Fan and Fun was acquired in June 1998. Fan and Fun offers U.S. team and league logo merchandise to customers in Germany. With an emphasis on professional U.S. team licensed merchandise, Fan and Fun offers merchandise that is typically hard for its customers to find.

     KIDS

     The kids market is one of the principal entry points for the lifetime customer that the Company hopes to develop. Through its various brands in the kids market, the Company seeks to give families helpful, trusted choices in providing for their children's needs as they grow and change. The Company takes a lifestage approach to the market and creates and acquires catalogs that offer high quality products and serve children's needs in all aspects of life, from the nursery through high school, from schoolwork to school clothing, for playtime and family time. Kids merchandise includes toys, games, crafts, clothing and educational and developmental materials. Through its sophisticated database marketing, the Company is able to track the demographic changes in its customer households and prospective households, thereby targeting appropriate offerings to each lifestage.

     Gifts For Grandkids, which was acquired in October 1995, celebrates the unique relationship between generations of family members and enhances the experience of gift giving and receiving for all ages. Products offered range from infant toys and dolls to room furnishings and outdoor play products. Gift-giving grandparents can also purchase personalized products for special occasions and special kids. The brand has established its own niche in the market and the catalog has received consistent national publicity as one of the premium children's gift catalogs.

     Hand-in-Hand was acquired in February 1997. Under Hand-in-Hand, the Company offers a selection of high quality, distinctive products for infants, toddlers, and young children, serving both consumers through the Hand-in-Hand Consumer Catalog and child care professionals and institutions through the Hand-in-Hand Professional Catalog. The products offered focus on the lifestyle of children and their families and include toys, furniture, arts and crafts, videos, books and apparel. Hand-in-Hand has been carefully nurtured as a high quality, high value brand that will make a contribution to children's lives. The Company also offers such merchandise in Japan through a version of Hand-in-Hand that is selectively translated into Japanese.

     The Training Camp, a start-up catalog, was launched in May 1997 and offers unique children's developmental sports training products, methods and equipment to inspire and help improve "whole child" development and introduce children to the fun and rewards of sports and good sportsmanship. In print catalog and website format, The Training Camp offers unique, safe and high-value items including play products that help develop motor skills, such as ball throwing machines, basketball shooting training devices and sports parenting videos. Additionally, the catalog and website include tips from renowned coaches in a number of athletic disciplines on the fundamentals of the sport for which equipment is being sold.

     S.K.U.S.A., a start-up catalog, was launched in March 1998 using the Company's customer lists in the sports and kids market segments. S.K.U.S.A. offers hard-to-find "sports lifestyle" products for children, including apparel, home furnishings and toys.

     Biobottoms, which was acquired in April 1998, offers a wide selection of natural fiber children's apparel. The Company believes that Biobottoms will enable the Company to offer an enhanced selection of children's merchandise.

     GIFTS AND COLLECTIBLES

     Gifts and collectibles offers unique, hard-to-find items for gift givers and collectors. This segment markets nostalgic themed entertainment- and music-related memorabilia and collectible items, including personalized sweatshirts with designs of musical instruments, miniature toy mechanical cars, collectible dolls and limited edition hand-signed lithographs from well-known musical groups. Many of the gifts and collectibles catalog brands have high gross margins, low stock-keeping unit ("SKU") counts, low inventory obsolescence, high customer loyalty and few competitors.

     Lilliput was acquired in December 1996. Lilliput offers a collection of unique, hand-crafted, limited production, primarily European-made mechanical toys, including automobiles, airplanes, building blocks, musical toys, steam engines and trains. Lilliput owns exclusive North American distribution rights for models and mechanical toy cars produced by Schuco of Germany and Gonio of the Czech Republic. The founders of Lilliput were retained after the acquisition, and have applied their knowledge of merchandising and developing proprietary products through all of the Company's target markets.

     The Voyager's Collection was acquired in March 1997 and is an example of the use of alternate distribution channels, a component of the Company's overall strategy. When acquired, the catalog was distributed only to consumers in upscale hotel rooms throughout the United States and offered travel products to the discriminating and time-sensitive business traveler. Since the acquisition, the Company has supplemented the catalog with product offerings from its numerous other catalogs. Including merchandise from other Genesis Direct catalogs allows The Voyager's Collection to be not only a strong catalog with a loyal customer base of its own, but also used as a prospecting vehicle, bringing customers with high potential to other Genesis Direct catalogs. In addition, the Company has entered into an agreement with a major commercial airline for the exclusive right to distribute The Voyager's Collection catalogs in seat pockets on the airline's domestic flights and in its passenger clubs in domestic airports. The Company plans to enlarge The Voyager's Collection's customer base by distributing its catalog in other travel-related areas, including additional commercial airliners and hotel rooms.

     Global Friends, acquired in two steps in June 1997 and April 1998, offers proprietary theme dolls each from a different country or region with related books, videos and playkits to create an educational and fun experience for young girls. To further promote the Global Friends brand, customers can join a Pen Pal club and communicate with other customers from around the world by letter and through the Internet on Global Friends' website.

     Command Performance, a start up catalog, was launched in July 1997. Command Performance includes a variety of music- and entertainment-related collectibles and memorabilia, including limited edition lithographs of album cover art autographed by musicians and videocassettes of classic television series. Also included are a variety of music and music-related products.

     The Music Stand was acquired in August 1997. The Music Stand offers music-related gifts and collectibles, including a substantial number of products which can be personalized.

     Romance Boutique, a start-up catalog, was launched in May 1998. Romance Boutique offers romantic gifts, such as lingerie, fragrance products, candles and candy.

     INSTITUTIONAL/BUSINESS-TO-BUSINESS

     The institutional/business-to-business marketing segment offers educational, recreational and therapeutic products for schools, camps and therapists. The Company believes that developing catalogs in the institutional/business-to-business niche market is important strategically for several reasons. Since sales to businesses and institutions generally do not peak during the holiday season, as do sales to individual consumers, catalog brands in the institutional/business-to-business market may serve to reduce the seasonal fluctuation in the Company's sales. The Company plans to explore opportunities for extending many of the product offerings in its consumer catalogs into the institutional and business markets.

     Childswork/Childsplay was acquired in April 1997, and was the Company's first investment in the school and professional markets. Childswork/Childsplay, created by the widely recognized child psychologist and founder of the catalog, Dr. Lawrence Shapiro, an industry leader in special education products, helps parents, educators, therapists and other mental health professionals who work with socially and emotionally challenged children. Childswork/Childsplay offers proprietary learning tools that encourage children to work through problems while enjoying books, games and special activities. Dr. Shapiro was retained by the Company after the acquisition and continues to manage and develop the catalog.

     Ninos was acquired in April 1997. Ninos, a pioneer in the bilingual children's direct marketing category, provides quality Spanish-language educational toys, books and audio-visual products to parents and bilingual educators nationwide. The products range from reference books to translations of popular English books and videos that teach Spanish and/or Hispanic culture. The founder of Ninos was retained by the Company after the acquisition to manage the catalog and to assist the Company in serving other bilingual markets.

     Sportime was acquired in January 1998. Sportime, which is an innovator of proprietary products and owner of several patents and trademarks, offers schools, camps, parks and other institutions traditional recreational and athletic products including balls, rackets, hockey sticks, nets, parachutes and jump ropes as well as innovative physical education products that enable children to learn important social, athletic and creative skills through play. Examples of the innovative products offered by Sportime include the Co-oper Blanket, designed to teach groups cooperation skills, Perceptual Motorugs, to teach balance, coordination, visual perception and spatial planning, and a variety of teacher resources. The Company also offers Sportime merchandise in Canada, several countries in Europe (under the catalog name Spordas), Australia, New Zealand and Japan (through a Japanese language version).

     Abilitations, which was acquired together with Sportime, offers equipment for development and restoration of physical and mental ability to physical, recreational and occupational therapists.

     Chime Time, which was acquired together with Sportime, offers movement-related products to the pre-school market.

     Senior Products, which was acquired together with Sportime, offers age-appropriate physical, social and recreation activities to senior groups.

     Active Minds, which was acquired together with Sportime and initially mailed in February 1998, offers creative movement-oriented educational products for the pre-school and grade school markets.

  MARKETING

     The Company's marketing strategy is to invest in the Genesis Direct name as an "umbrella seal of approval" associated with superior service and product quality. Each catalog includes or will include the Genesis Direct logo and tag line to further draw a connection between the individual catalog, Genesis Direct and sister catalogs. The message creates a credible link between each brand, ultimately enabling the Company to fulfill its mission of "Every Customer--A Customer For Life," through cross-selling between and among brands as customers' needs develop and change.

     The Company seeks to transform each catalog into a well-known brand through a variety of marketing methods, including: enhancing logos, investing in easy-to-remember toll-free phone numbers, introducing proprietary products labeled with a brand's logo, enhancing the look, feel, and tone of the catalog, establishing a brand personality that appeals to the target market, developing a dialogue with customers through contests, surveys, e-mail, and "customer care" programs, adding value through information-rich materials and event promotions and developing strategic alliances with other participants in the niche market. Finally, the Company expands the prospecting efforts and merchandise selection, broadening into areas that match the interests of a very clearly defined target market.

     GROWING THE CUSTOMER DATABASE. The Company believes that building a large and loyal customer base is critical to its growth strategy. The Company grows its customer database through catalog and list acquisitions, renting of mailing lists and strategic alliances. Examples of strategic alliances that enhance the Company's customer database are the Company's exclusive arrangements with professional sports leagues that allow the Company to use the leagues' databases, Internet websites and advertising opportunities. As of March 28, 1998, Genesis Direct had a proprietary mailing list of approximately 10 million individuals, of which approximately 1.2 million had purchased from the Company's businesses in the prior twelve months.

     CUSTOMER DATABASE MANAGEMENT; CUSTOMER SEGMENTATION. In March 1998, the Company introduced a state-of-the-art marketing database system to allow it to use more sophisticated and efficient methods to analyze the performance of each catalog mailing and predict future performance of products and customers. This marketing database system allows the Company to segment its customer base according to many variables and to analyze each segment's performance and buying patterns. Names will be selectable not only by frequency and monetary value of purchases, but by specific product, product category, brand, market segment, or overall Company purchase behavior. Statistical models will also be able to analyze promotional history, individual vs. household buying information, merchandise return information and externally enhanced information such as creditworthiness and household demographics. The resulting information is used to refine the frequency and name selection for Genesis Direct's various mailings to maximize the productivity of each market segment. This analysis also enables the Company to strengthen the merchandising of its catalogs through analysis of various products' roles in enhancing the long-term profitability of particular customer segments.

     In addition, database analysis of product purchase history combined with demographic information allows the Company to identify important cross-selling opportunities. For example, the Company mails S.K.U.S.A. to existing sports catalog customers who have been purchasers of children's products.

     SPECIAL PROMOTIONS. The Company uses special promotions to strengthen brand image and to enhance customer retention and is currently testing many concepts and innovations through its mailings and product offerings. For example, prior to the Super Bowl, From The Sidelines, in cooperation with the NFL, tested an exclusive product promotion, "Super Bowl In A Box," a box containing items that appeal to avid football fans, including a hat and T-shirt, each with the Super Bowl teams logos, an official Super Bowl program and coupons for discounts on future From The Sidelines purchases. A postcard promoting the product, which could be ordered by dialing 1-800-SUPERBOWL, was mailed to a test group of From The Sidelines customers and was promoted in radio and print advertisements. Another example of a special promotion was a full-color 1998 calendar produced by the Company and inserted free of charge into all outgoing packages in the sports brands during the Holiday season of 1997. The calendar advertises promotions on each page which encourage customers to purchase all year long from each brand in the sports market segment. These tests were successful and the Company plans to develop similar promotions in the future.

     ALTERNATE MEDIA. The Company has developed an Alternate Media department dedicated to evaluating and developing new channels of distribution for the Company. Currently, the Alternate Media Department focuses on three areas: (i) the Internet and other forms of electronic commerce, (ii) television, including short and long form television infomercials, and (iii) promotional books and videos. The Company also plans to employ new technologies that it believes will enable it to effectively bring its brands to its customers.

     The Company currently conducts on-line transactions on four of its websites. The Company also takes catalog requests and provides information on five of its other websites, including its corporate website. The Company continues to expand its web presence by placing its catalog brands into high traffic, high profile sites as well as smaller associate sites through strategic relationships with third parties including the NHL, the NBA and Major League Baseball. These strategic relationships reduce the Company's web marketing and production costs, increases traffic into the on-line stores and allows the Company to take advantage of its partners' access to other media, such as television, print and radio. The Company has recently licensed, from InterWorld, an Internet software package that will enhance the Company's ability to allow customers to obtain products by placing secure orders over the world-wide web. As a result, the Company expects to incur lower expenses to build and maintain appealing websites. In addition, acquiring electronic commerce capability should result in higher margins as the Company can cross-market its products across several media including print, web and television without the need for catalogs, thereby saving the cost of producing, printing and mailing catalogs.

     The Company has begun the expansion of its television efforts and produced its first television and radio spots during fiscal 1997 with the NBA and Classic Sports Network. The Company has also acquired the rights to a series of ESPN programs called NASCAR Shoptalk, a television infomercial featuring famous drivers, that airs after NASCAR events. The Company plans to replicate this infomercial format for several of its product lines and has produced the first two in a series of The Training Camp videos, and the first The Training Camp book, which was published by a division of Simon & Schuster in Spring 1998.

  MERCHANDISING

     MERCHANDISE SELECTIONS. The Company's objective in selecting its merchandise is to offer products that are reflective of the identities and interests of its target customers. The Company's merchandising personnel utilize the Company's proprietary databases and their niche market expertise to identify merchandise in each market that appeal to their customers. By providing customers with products that are (i) exclusive or hard-to-find, (ii) proprietary or in limited editions and (iii) personalized or customized, the Company believes it achieves higher gross margins and lower return rates than those that generally prevail in the industry.

     A critical element of the Company's merchandising strategy is to offer proprietary and limited edition products. The Company works closely with its vendors to develop and source such products. Many of the Company's brands currently offer such products, including Command Performance, Competitive Edge Golf, Childswork/Childsplay and Sportime. The Company has developed in-house new product development expertise to create unique products which appeal to the Company's niche market customers. Based on its experience, the Company believes that proprietary and limited edition products have high gross margins.

     Personalized and customized products have already proven to be strong sellers with high margin potential in The Music Stand, Gifts For Grandkids and many of the sports catalogs. The Company is committed to further developing its personalization capabilities and has built a 20,000-square-foot customization facility in its distribution center that will enable it to personalize and customize most of its products by means of etching (for example, trophies and awards), laser engraving (for example, desk accessories) and embroidery (for example, caps and sweatshirts).

     The Company continually adds new merchandise and refines existing merchandise categories in an effort to promote additional purchases from target customers and increase retention rates by responding to customers' changing preferences. The Company has begun increasing the page counts of its catalogs to accommodate the introduction of new, related or similar merchandise and merchandise categories. The Company's merchandising personnel continually evaluate the performance of the Company's existing products and make merchandise placement and promotion decisions based on item quality, sales trends, customer demand, performance histories, current inventory positions and the projected success of each item. Merchandising personnel also plan the introduction and testing of new items. Consequently, the Company's merchandise mix is continually refined as new items are introduced and tested and as items which do not meet the Company's performance standards are replaced.

     Satisfying customer preferences requires the Company to maintain a wide assortment of products. Currently, the Company has approximately 65,000 active SKUs, with capability to expand to approximately 150,000 active SKUs. This large capacity enables the Company to offer significant depth and breadth of merchandise selection, particularly in sports apparel. Licensed sports apparel is an example of a merchandise category that is not readily available in a wide selection through traditional retailers, has high gross margins and low return rates since it is generally non-fitted with limited fashion risk.

     PRODUCT PRESENTATION. Genesis Direct catalogs and websites include full color photographs displaying the merchandise as well as product descriptions and pricing information. Merchandise is described in a manner designed to stimulate the reader's interest, highlight lifestyle and use of product and convey the unique spirit of each item to the customer, thereby promoting the purchase decision. Many of the catalogs and websites include additional information of interest to the niche market customer. For example, several of the sports catalogs include season game schedules and sports trivia and tips and The Voyager's Collection includes travel tips. Merchandise narratives are often presented in a thematic manner or "voice" designed to deliver the catalog brand's essence to each customer and to personalize the catalog shopping experience.

     The Company has an in-house design team that designs new catalogs and upgrades acquired catalogs. The in-house design team is responsible for all catalog design and an in-house desktop publishing studio that controls all aspects of the final digital preparation of the catalogs. These capabilities allow the Company to preserve each catalog's distinctive character and also allow the Company greater control of the catalog production schedule, which the Company believes reduces the lead time necessary to produce catalogs and reduces the costs of preparing pages for printing.

  OPERATIONS

     The Company has invested heavily to develop an infrastructure that effectively integrates the call center, order entry, distributions, fulfillment and inventory management functions.

     CALL CENTER. The Company maintains a highly efficient, state-of-the-art call center in Secaucus, New Jersey. The Company offers prompt, knowledgeable and courteous order entry services through the use of its easy-to-remember toll-free telephone numbers, which may be called 24 hours a day, seven days a week to place orders, request a catalog, or make merchandise inquiries. The Company has 450 customer service stations installed in its call center. During the 1997 holiday season, the Company had 551 full-time, part-time or seasonal trained customer service representatives on staff. Once a call is received by the Company, it is automatically routed to the best available customer service representative who is knowledgeable about the particular catalog in question. The Company closely tracks forecasted demand and hires and trains new customer service representatives and seasonal customer service representatives as required to maintain its service standards. All of the Company's customer service representatives undergo a two-week training program and receive ongoing training at "Genesis University," the Company's on-site training facility. Customer service representatives are trained in responding to all customer inquiries as well as in up-selling and cross-selling and are compensated in part based on gross margins. Since becoming fully operational in August 1997, the Company's call center handled approximately 2.3 million calls and handled approximately 27,300 calls on its peak sales day.

     The Company uses an integrated management information system that allows telephone orders to be captured on-line and mail orders to be efficiently entered. As the Company's sales representative processes the order, the Company's on-line data processing system provides, among other things, customer history information, merchandise availability information, merchandise specifications, available substitutes and accessories, expected shipping date and order number. Customers can pay with major credit cards, checks or money orders. All credit charges are pre-authorized prior to shipping the order and credit authorization occurs coincident with order processing. The Company has also recently implemented a deferred billing program for several of its catalogs that enables customers to defer payment for merchandise over several months. See "Factors That May Affect Future Financial Results -- Dependence on Key Operating Systems and Third-Party Service Providers."

     DISTRIBUTION AND ORDER FULFILLMENT. The Company's 500,000 square foot distribution center in Memphis, Tennessee is efficiently integrated with the Company's order entry systems to enable the Company to send out most orders on the same day they are placed .

     Once a customer's telephone order is completed, the Company's computer system forwards the order to the Company's distribution center, where all necessary distribution and shipping documents are printed to facilitate processing. Thereafter, the orders are prepared, packed and shipped continually throughout the day with the last shipment for the day leaving the distribution center at 1:30 a.m. EST. Shipped orders are bar-coded and scanned and the merchandise and ship date are entered automatically into the customer order file for access by sales agents. A system of conveyors automatically routes totes and boxes carrying merchandise throughout the distribution center for fulfillment of orders and replenishment of inventory. A unique feature of the conveyor system design is its ability to rapidly receive, shelve and integrate products of acquired companies into the distribution center. An electronic link between the Company's distribution center and its headquarters allows senior management to monitor its distribution center operations at any time.

     The distribution center is strategically placed at the hub of courier services as well as convenient access to U.S. Postal Service priority mail all serving domestic and international markets to permit rapid order fulfillment. The distribution center's location near courier hubs enables the Company to ship orders until midnight, and for an expedited delivery fee the customer can receive merchandise by 8:00 a.m. the next day. Currently, approximately 90% of the in-stock orders placed before 5:00 p.m. EST are shipped on the same day of the order. See "Factors

That May Affect Future Financial Results -- Dependence on Key Operating Systems and Third-Party Service Providers."

     INVENTORY MANAGEMENT. The Company's broad assortment of products is carefully controlled through sophisticated inventory management techniques. Currently, the Company's inventory management system contains approximately 65,000 active SKUs. Purchases are forecasted down to the SKU level using a database system that takes into account historical category results, seasonality models, market expectations and product and raw material lead times. The Company believes that its centralized inventory management system enables it to maintain high levels of inventory accuracy and to continuously measure and analyze inventory levels and compare them against demand. This helps the Company to lower inventory levels, increase turns, maintain high fill rates, reduce mark-downs and increase gross margins. If an overstock position develops, the Company acts quickly to dispose of the excess inventory at the highest possible margin by moving the product through several promotional distribution channels, including price promotions in current season catalogs, end-of-season clearance catalogs and sales flyers in outbound packages.

     The Company regularly evaluates the performance of its brands and catalog mailings and adjusts its mailings in response to anticipated market demand. Despite circulation adjustments and inventory forecasting techniques, the Company has designed a process for selling any excess inventory. In March 1998, the Company launched Pro Sports Liquidators, a start-up catalog. Pro Sports Liquidators, which is mailed primarily to the Company's less responsive or discount driven customers, offers discounted merchandise selected from the Company's various sports catalogs and is an important component of the Company's inventory management for the sports market segment. See "Factors That May Affect Future Financial Results -- Dependence on Key Operating Systems and Third-Party Service Providers."

  INFORMATION SYSTEMS AND TECHNOLOGY

     The Company has adopted a "best of breed" philosophy and flexible systems architecture as the foundation of its information systems strategy. The Company has implemented a variety of widely used, state-of-the-art systems, each uniquely qualified for use in a specific functional area. These systems are widely used by leading companies in the direct marketing industry for catalog management, order-taking (mail and telephone), Internet/electronic commerce, order fulfillment, inventory management, inventory forecasting, catalog production, and financial management. The systems are electronically integrated to facilitate seamless data flow in support of the Company's operations.

     The Company's software systems operate on a variety of hardware platforms, including Hewlett Packard 3000, Hewlett Packard 9000, IBM AS400 and Sun Sparc systems. The Company believes its systems architecture, systems investment and implementation of a Siemens telephone switch provide the Company with a reliable, redundant and scaleable systems environment facilitating both current operations and future growth.

     The Company's telecommunications system strategy is designed to reduce the risk of telephone delays and capacity constraints, as well as optimize the routing of calls to the most skilled customer service representatives. In the event the call center is unable to receive incoming calls due to factors such as natural disasters, equipment or electrical failures, the Company's telecommunications system has the capacity to route calls to a third party call service bureau to ensure that service interruptions can be minimized.

     The Company's information systems are engineered to provide quick response and minimize the risk of data loss and operational delays due to system failure. Critical processing systems operate in a redundant manner such that all data is duplicated simultaneously on backup systems. In the event that one of the Company's critical business systems fails, the Company is equipped to transact business on a real-time back-up system with minimal downtime. See "Factors That May Affect Future Financial Results -- Dependence on Key Operating Systems and Third-Party Service Providers."

  REGULATION

     The direct response business as conducted by the Company is subject to the Mail or Telephone Order Merchandise Trade Regulation and related regulations promulgated by the Federal Trade Commission. While the Company believes it is in compliance with such regulations, no assurance can be given that new laws or regulations will not be enacted or adopted which might adversely affect the Company's operations. See "Factors That May Affect Future Financial Results -- Government Regulation."

  COMPETITION

     The markets for the Company's merchandise are highly competitive, and the recent growth in these markets has encouraged the entry of many new competitors as well as increased competition from established companies. Although the Company believes that it does not compete directly with any single company with respect to its entire range of merchandise, within each merchandise category the Company has significant competitors and may face new competition from new entrants or existing competitors who focus on market segments currently served by the Company. These competitors include large retail operations, including some with catalog operations, other catalog and direct marketing companies and internet retailers, as well as international competitors. See "Factors That May Affect Future Financial Results -- Competition."

  EMPLOYEES

     As of March 28, 1998, the Company had approximately 800 full-time employees, 260 part-time employees, 35 seasonal employees and 30 consultants or temporary employees. During the Company's peak selling season, which includes November and December, the Company utilizes a substantial number of seasonal employees. For example, as of December 1997, the Company had approximately 850 full-time employees, 370 part-time employees, 130 seasonal employees and 185 consultants or temporary employees. None of the Company's employees is currently covered by collective bargaining agreements. The Company considers its employee relations to be excellent.

FACTORS THAT MAY AFFECT FUTURE FINANCIAL RESULTS

     LIMITED OPERATING HISTORY; HISTORY OF LOSSES. The Company's predecessor was organized in June 1995 and, accordingly, the Company has had only a limited operating history. Since its formation, the Company has expended significant funds to acquire other direct marketing businesses, to create and develop various marketing vehicles and brands and to build an order processing and distribution infrastructure capable of supporting future operations on a scale substantially in excess of current levels. As a result, the Company has incurred losses since its inception and expects to continue to incur losses through fiscal 1998. The Company had an accumulated deficit of approximately $92.4 million at March 28, 1998 and had a net loss of $76.2 million for the fiscal year then ended. There can be no assurance that the Company will be able to achieve profitability. See ``Management's Discussion and Analysis of Financial Condition and Results of Operations.''

     NEED FOR ADDITIONAL CAPITAL. The Company may require substantial additional capital in order to pursue its acquisition strategy, grow its database, enhance its existing brands and merchandise lines and introduce and develop new brands and merchandise lines. Additional capital may be sought through public or private offerings of equity or debt securities as well as additional bank borrowings. The Company does not have any commitments for additional financing and there can be no assurance that such financing will be available when and to the extent required or that, if available, such financing will be obtainable on acceptable terms.

     RISKS ASSOCIATED WITH ACQUISITIONS. To date, the Company has acquired 16 catalog businesses, of which all but one were acquired since November 1996. The Company's continued growth will depend in part upon its ability to identify other direct marketing companies that are suitable acquisition candidates, to acquire those companies upon appropriate terms and to effectively integrate and expand their operations within its own infrastructure. There can be no assurance that the Company will be able to continue to identify candidates that it deems suitable for acquisition or that the Company will be able to consummate desired acquisitions on acceptable terms and integrate and expand the operations of acquired companies, without excessive costs, delays or other problems.

     DEPENDENCE ON KEY OPERATING SYSTEMS AND THIRD-PARTY SERVICE PROVIDERS. The Company's ability to provide high quality customer service, process and fulfill orders and manage inventory depends, to a large degree, on the efficient and uninterrupted operation of its call center, distribution center and management information systems and on the timely performance of vendors, catalog printers, shipping companies and the U.S. Postal Service. Any material disruption or slowdown in the operation of the Company's call center, distribution center or management information systems, or comparable disruptions or slowdowns suffered by its principal service providers, could cause delays in the Company's ability to receive, process and fulfill customer orders and may cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused. In the course of replacing and upgrading its systems, the Company has occasionally experienced temporary system shutdowns, slowdowns and processing problems. For example, between September and December 1997, the Company experienced a temporary inability of its call center software to interface with its distribution center software, resulting in a higher than normal rate of order cancellations that the Company believes accounted for a significant percentage of the loss for the fiscal year ended March 28, 1998. See ``Management's Discussion and Analysis of Financial Condition and Results of Operations.'' The Company plans to upgrade certain of the equipment and operating systems at its distribution center. The Company has taken a number of precautions to prevent disruptions in the operation of its call center, distribution center and management information systems, including in connection with the future upgrades, but there can be no assurance that the Company will not experience systems failures or other disruptions that could have a material adverse effect on the Company's results of operations.

     FLUCTUATIONS IN COSTS OF PAPER AND POSTAGE. Paper and postage are significant components of the Company's operating costs. Paper stock represents the largest element of the cost of printed merchandise catalogs and paper-based packaging products, such as shipping cartons, constitute a significant element of distribution expense. Paper prices have historically been volatile, increasing dramatically in 1995 and declining in 1996 and 1997. Future price increases could have a material adverse effect on the Company's results of operations. Postage for catalog mailings is also a significant element of the Company's operating expense. The Company generally mails its catalogs by third-class mail service. Third-class postage rates increase periodically and can be expected to increase in the future, and there can be no assurance that future increases will not adversely impact the Company's operating margins.

     HIGH FIXED COSTS. Operation and maintenance of the Company's call center, distribution center and management information systems involve substantial fixed costs. Catalog mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development and increased inventories, virtually all of which are incurred prior to the mailing of the catalog. If net sales from catalog mailings are substantially below expectations, the Company's results of operations may be adversely effected. In addition, the Company continually evaluates the results of its mailings and will discontinue a catalog, particularly a start-up catalog, if it determines that the catalog's results are not satisfactory, in which event it may not recover its investment in developing and mailing that catalog.

     RELIANCE ON VENDORS. The Company currently purchases merchandise from more than 1,000 unaffiliated vendors. In some instances, the Company's purchases from a particular vendor may account for a significant percentage of that vendor's total sales, resulting in more favorable terms for the Company than might otherwise be available. However, there can be no assurance that the Company will continue to be able to procure merchandise on such favorable terms. The Company does not have any long-term contracts with its vendors and competes with other purchasers for the vendors' production capacity. No vendor accounted for more than 10% of the Company's inventory purchases in the fiscal year ended March 28, 1998.

     QUARTERLY AND SEASONAL FLUCTUATIONS. The Company's net sales and results of operations have fluctuated and can be expected to continue to fluctuate on a quarterly basis as a result of such factors as the timing of new merchandise offerings and brand introductions, fluctuations in response rates, paper and postage costs and merchandise return rates, shifts in the timing of holidays and changes in the Company's merchandise mix. In addition, the Company's sales, particularly its catalog sales, generally are higher in the second and fourth calendar quarters, which correspond to the first and third quarters of its fiscal year. See ``Management's Discussion and Analysis of Financial Condition and Results of Operations.''

     MERCHANDISE RETURNS. As part of its customer service commitment, the Company generally maintains an unconditional merchandise return policy, which allows customers to return any non-personalized merchandise, at any time and for any reason, regardless of condition. The Company has established an allowance for merchandise returns based on historical return rates. There can be no assurance that the Company's merchandise returns will not exceed its reserves. Any significant increase in the Company's merchandise return rate could have a material adverse effect on its results of operations.

     DEPENDENCE ON KEY PERSONNEL. The Company depends to a significant extent upon the efforts of its senior management team, particularly its founders and principal executive officers, Warren Struhl, Hunter Cohen and David Sable, each of whom is party to an employment agreement with the Company. See ``Executive Compensation--Employment Agreements.'' The Company maintains $5.0 million of key man life insurance on Mr. Struhl. The Company's future success will depend on its ability to retain key managers and to attract and employ additional qualified management personnel.

     COMPETITION. The markets for the Company's merchandise are highly competitive, and the recent growth in these markets has encouraged the entry of many new competitors as well as increased competition from established companies. Within each merchandise category the Company has significant competitors and may face new competition from new entrants or existing competitors who focus on market segments currently served by the Company. These competitors include large retail operations, including some with catalog operations, other catalog and direct marketing companies and internet retailers, as well as international retailers. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share and could have a material adverse effect on the Company's results of operations.

     INTERNATIONAL OPERATIONS. The Company is currently expanding its operations into several international markets, including France, Germany, Japan and the United Kingdom. In so doing, the Company will be subject to risks generally associated with doing business abroad, such as foreign government regulation, economic conditions, exchange rate fluctuations, duties, taxes and disruptions or delays in shipments. In addition, the Company's sales historically have been derived from customers in the United States and most of its information on buying patterns and consumer preferences is based on those customers. As a result, predicting foreign consumer demand may present a higher than normal risk of error.

     COLLECTION OF STATE SALES TAXES. Various states have sought to impose on direct marketers having no physical presence in the state the burden of collecting state sales and use taxes on the sale of merchandise shipped to that state's residents. However, the U.S. Supreme Court has reaffirmed its 1967 holding in National Bellas Hess v. Ill. Dept. of Revenue, 368 U.S. 753, that a state, absent Congressional legislation, may not impose tax collection obligations on an out-of-state mail order company whose only contacts with the taxing state are the distribution of catalogs and other advertisement materials through the mail, and whose subsequent delivery of purchased goods occurs by mail or interstate common carriers. Recently, the DMA entered into negotiations with various state taxing authorities towards reaching an agreement for the collection of sales tax in connection with catalog sales pursuant to uniform rules that would reduce the cost of compliance with the laws of multiple taxing jurisdictions. Such an agreement would have required catalog companies that chose to become a party thereto, to collect sales and use taxes in return for the simplified collection procedures. Due to objections voiced by members of the catalog industry and catalog customers, the negotiations were suspended.

     YEAR 2000 RISK. Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs have traditionally been written using two digits rather than four to define the applicable year. As a consequence, unless modified, computer systems will not be able to differentiate between the year 2000 and 1900. Failure to address this problem could result in system failures and the generation of erroneous data. The Company has reviewed its computer programs and systems to ensure that the programs and systems will function properly and be year 2000 compliant, and the Company believes that currently all of its computer systems are year 2000 compliant. However, the Company is continuing to monitor and review its computer programs and systems to ensure on-going year 2000 compliance. The Company has received letters from each of its applications vendors stating that all of the Company's computer system applications are year 2000 compliant. However, the Company cannot predict the effect of the year 2000 problem on entities with which the Company transacts business, and there can be no assurance that the effect of the year 2000 problem on such entities will not have a material adverse effect on the Company's business, financial condition or results of operations.

     GOVERNMENT REGULATION. The Company's direct mail operations are subject to regulation by the U.S. Postal Service, the Federal Trade Commission and various state, local and private consumer protection and other regulatory authorities. In general, these regulations govern the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. From time to time, the Company has modified its methods of doing business and its marketing operations in response to such regulation. To date, such regulation has not had a material adverse effect on the Company's business, financial condition or results of operations. However, there can be no assurance that any future regulatory requirements or actions will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2.  PROPERTIES

     The Company leases a 500,000 square foot distribution center in Memphis, Tennessee and 100,000 square feet of office space for its principal executive and administrative offices and its call center in Secaucus, New Jersey. The Memphis lease expires in 2007 and the Secaucus lease expires in 2005. In addition, the Company currently leases smaller office and warehouse/distribution spaces in several locations in the United States. The Company intends to integrate the call center and distribution center operations of these locations with its facilities in Memphis and Secaucus, but may retain a small office presence in several of these locations. The Company also leases office space in Windsor, England for its international headquarters. The Windsor lease is terminable by either party upon three months notice.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is party to claims and litigation that arise in the normal course of business. Management believes that the ultimate outcome of these claims and litigation will not have a material impact on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended March 28, 1998, prior to the consummation of the Company's initial public offering of its Common Stock on May 13, 1997 (the "Initial Public Offering"), the stockholders of the Company took the following action by written consent:

     In accordance with the General Corporation Law of the State of Delaware and the By-Laws of the Company, by a Written Consent in lieu of an Annual Meeting of Stockholders, stockholders representing 67.3% of the Company's outstanding shares of stock entitled to vote thereon, voted to elect the following directors to the Board of Directors effective as of March 5, 1998: Warren Struhl, Hunter Cohen, David Sable, David Wiederecht and Edward Spiegel.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading on the Nasdaq National Market on May 8, 1998 under the symbol "GEND." On July 21, 1998 the closing price of the Company's Common Stock as reported by the Nasdaq National Market was $10.625 per share. As of July 21, 1998, there were approximately 136 holders of record of the Company's Common Stock.

     Dividend Policy.  Since its inception, the Company has never declared or
     ---------------
paid any dividends on its Common Stock and does not expect to in the foreseeable future. The current policy of the Company is to retain any earnings to provide for the future growth of the Company. The Company's existing loan agreements with its lenders generally restrict its ability to pay dividends or make other distributions on the Common Stock without the prior approval of the lenders.

     Recent Sales of Unregistered Securities.  During fiscal 1997, the Company
     ---------------------------------------
issued options to purchase an aggregate of 1,170,675 shares of Common Stock to certain of its officers and employees under its 1997 Long-Term Incentive Plan. The transactions were exempt from registration under Section 4(2) of the Securities Act.

     In April 1997, the Company issued an aggregate of 2,062,500 shares of Common Stock to two principal stockholders of the Company for aggregate consideration of $7,500,000. The transactions were exempt from registration under Section 4(2) of the Securities Act.

     In September and December 1997, the Company issued an aggregate of 94,300 shares of its Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"), which converted into 8,644,156 shares of Common Stock upon consummation of the Initial Public Offering on May 13, 1998, to investors for aggregate consideration of $94.3 million. The transactions were exempt from registration under Section 4(2) of the Securities Act.

     In October 1997 and January 1998, the Company issued an aggregate of 135,575 shares of Common Stock, valued at $1,479,000, to certain persons in connection with the acquisition by the Company of certain assets, stock or licenses, as the case may be, of such persons. The transactions were exempt from registration under Section 4(2) of the Securities Act.

     Use of Proceeds from Initial Public Offering.  On May 6, 1998, the
     --------------------------------------------
Company's Registration Statement on Form S-1 (File No. 333-47455) relating to the Initial Public Offering was declared effective by the Securities and Exchange Commission and, on May 13, 1998, the Initial Public Offering closed. The managing underwriters of the Initial Public Offering were Bear, Stearns & Co. Inc., Goldman, Sachs & Co., Salomon Smith Barney, Invemed Associates, Inc. and Morgan Keegan & Company, Inc. Under the Registration Statement, an aggregate of 11,125,000 shares of the Company's Common Stock were sold to the public at a price of $15.00 per share. Of such shares, 9,625,000 shares were sold by the Company and 1,500,000 shares were sold by certain stockholders of the Company. The aggregate net proceeds (after deducting underwriting discounts and commissions and before deducting other expenses) received by the Company and by the selling stockholders from the Initial Public Offering were $134,990,625 and $21,037,500, respectively. The underwriters' over-allotment option was not exercised.

     In addition to underwriting discounts and commissions of $10,846,575, the Company incurred approximately $1,500,000 in other expenses in connection with the Initial Public Offering, including registration and filing fees, printing expenses, accounting fees and legal fees. None of such expense payments were direct or indirect payments to directors or officers of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company. The net offering proceeds to the Company after deducting underwriting discounts and commissions and other expenses were approximately $133,490,625.

     To date, the Company has used (i) approximately $28.0 million of the net proceeds to redeem a portion of the Company's outstanding Convertible Subordinated Debentures due June 1, 2003 (the "Debentures"), all of which were owned by GE Investment Private Placement Partners II, a Limited Partnership ("GEIPPP II"), a principal stockholder of the Company, (ii) approximately $7.75 million of the net proceeds to repay the notes payable in the principal amount of $7.65 million (the "Bridge Notes") held by GEIPPP II, (iii) approximately $10.0 million of the net proceeds to repay its outstanding borrowings under the Revolving Credit Facility and a portion of the Term Loan (each as defined in Item 7 below), (iv) approximately $0.7 million of the net proceeds for the acquisition of Fan and Fun in June 1998, (v) approximately $5.5 million of the net proceeds for capital expenditures, and (vi) approximately $35.0 million of the net proceeds for working capital. The Company has invested the remainder of the net offering proceeds in short-term investments, which consist of United States Treasury Notes, obligations of United States government agencies and corporate bonds with maturities of 90 days or less. Other than the payments to GEIPPP II, none of the net proceeds were direct or indirect payments to directors or officers of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company. The use of proceeds described herein does not represent a material change in the use of proceeds described in the Prospectus contained in the Registration Statement.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below as of March 30, 1996 and for the period from June 8, 1995 (inception) through March 30, 1996, as of March 29, 1997 and for the fiscal year ended March 29, 1997 and as of March 28, 1998 and the fiscal year ended March 28, 1998 has been derived from the Company's Consolidated Financial Statements. The selected consolidated financial data as of March 30, 1996, March 29, 1997 and March 28, 1998 and for the periods from June 8, 1995 (inception) through March 30, 1996, the fiscal year ended March 29, 1997 and the fiscal year ended March 28, 1998 have been derived from the Company's historical financial statements which have been audited by Ernst & Young LLP, independent auditors whose report thereon appears elsewhere in this report. The selected consolidated financial data are qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Consolidated Financial Statements and notes thereto, and other financial information appearing elsewhere in this Annual Report on Form 10-K.

                                                                                                         PERIOD FROM
                                                                                                        JUNE 8, 1995
                                                                                      FISCAL YEAR        (INCEPTION)
                                                                   FISCAL YEAR           ENDED             THROUGH
                                                                      ENDED            MARCH 29,          MARCH 30,
                                                                MARCH 28, 1998(1)       1997(1)            1996(1)
                                                               ------------------   ---------------   ----------------
                                                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales....................................................        $  107,210        $   18,537                 --
Gross profit.................................................            25,604             8,089                 --
Selling, general and administrative
 expenses....................................................            97,840            20,711           $  2,710
                                                               ------------------   ---------------   ----------------
Loss from operations.........................................           (72,236)          (12,622)            (2,710)
Interest expense, net........................................             3,975               888                  5
                                                               ------------------   ---------------   ----------------
Net loss.....................................................           (76,211)          (13,510)            (2,715)
Dividends accruing on Series A
 Preferred Stock.............................................             2,439                --                 --
                                                               ------------------   ---------------   ----------------
Net loss attributable to Common
 Stockholders................................................        $  (78,650)       $  (13,510)          $ (2,715)
                                                               ==================   ===============   ================
Net loss per share attributable to
 Common Stockholders(2)......................................        $    (8.89)       $    (4.60)          $  (4.49)
                                                               ==================   ===============   ================
Weighted average number of shares
 outstanding.................................................         8,842,200         2,933,700            605,000
                                                               ==================   ===============   ================

                                                                MARCH 28,   MARCH 29,   MARCH 30,
                                                                  1998        1997        1996
                                                                ----------  ----------  ----------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.....................................   $  2,722     $ 8,184     $   240
Working capital (deficiency)..................................    (12,912)        (53)     (1,197)
Total assets..................................................    139,276      56,866       1,186
Debentures....................................................     30,000      22,500          --
Other long-term debt, less current portion....................     11,154       4,918          --
Series A Preferred Stock......................................     96,739          --          --
Total stockholders' equity (deficiency).......................    (61,839)      8,375        (515)

____________

(1) The Company's fiscal year is a 52/53 week year that ends on the Saturday next preceding April 1 of the next calendar year. Accordingly, the fiscal year ended March 28, 1998 is referred to as "fiscal 1997," the year ended March 29, 1997 is referred to as "fiscal 1996" and the period from June 8, 1995 (inception) through March 30, 1996 is referred to as "fiscal 1995."

(2) The net loss per share is based upon the weighted average number of shares of Common Stock outstanding during each period. See Note 2 to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and the related notes thereto which are included elsewhere in this Annual Report on Form 10-K. Except for the historical information contained herein, the discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K shall be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. The Company's actual results could differ materially from those anticipated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed before and in the section entitled "Business--Factors That May Affect Future Financial Results," as well as those discussed elsewhere in this Annual Report on Form 10-K.

  OVERVIEW

     The Company is a leading database-driven specialty retailer in the rapidly growing universe of non-store shopping. With a current portfolio of 33 Company-owned brands, the Company offers products directly to consumers in targeted niche markets primarily through a variety of distinctive, information-rich catalogs, as well as Internet websites and electronic media, including television and radio. The Company intends to continue its expansion program through acquisitions and start-ups of a variety of catalog brands which it believes have the potential, among other things, to produce high gross margins, low merchandise return rates, high average orders and repeat customers. The Company believes it is well-positioned to pursue an active consolidation strategy in the fast-growing, highly fragmented direct marketing industry.

     Since its inception, the Company has concentrated on building an infrastructure necessary to manage its operating and growth strategies. To date, the Company has invested approximately $25.2 million on its state-of-the-art call center, distribution center and management information systems and database technologies that effectively coordinate the call center, order-taking, distribution and fulfillment functions. Because of the Company's desire to build a state-of-the-art infrastructure and to become a leading database-driven specialty catalog-based retailer as rapidly as possible, the Company has accumulated a significant amount of expenses in a very short time and, as a result, has not been profitable. The Company had an accumulated deficit of approximately $92.4 million at March 28, 1998 and had a net loss of $76.2 million for the fiscal year then ended.

Management believes that the Company's
historical results of operations are not indicative of future operating results.

  RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected items from the Company's statement of operations expressed as a percentage of net sales. Any trends reflected by the following table may not be indicative of future results.

                                                                      PERCENTAGE OF
                                                ---------------------------------------------------------------------
                                                                                                     PERIOD FROM
                                                                                                     JUNE 8, 1995
                                                  FISCAL YEAR ENDED       FISCAL YEAR ENDED      (INCEPTION) THROUGH
                                                    MARCH 28, 1998          MARCH 29, 1997          MARCH 30, 1996
                                                ---------------------   ---------------------   ---------------------
Net sales.....................................                100.0%                  100.0%                     --
Gross profit..................................                 23.9                    43.6                      --
Selling, general and administrative expenses..                 91.3                   111.7                   100.0%
Loss from operations..........................                 67.4                    68.1                   100.0
Interest expense..............................                  4.2                     6.3                      --
Net loss......................................                 71.1                    72.9                   100.0

  FISCAL YEAR ENDED MARCH 28, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 29, 1997


     Net Sales. Net sales increased to $107.2 million in fiscal 1997 from $18.5 million in fiscal 1996. This increase was attributable to acquisitions completed and start-ups launched during fiscal 1997, revenue growth from existing catalogs and the 1996 acquisitions (which were completed in December 1996) being included for all of fiscal 1997.

     Gross Profit. Gross profit increased to $25.6 million or 23.9% of sales for fiscal 1997 period compared to $8.1 million or 43.6% for fiscal 1996. This increase was attributable to the acquisitions completed and start-ups launched during fiscal 1997 and the 1996 acquisitions being included for all of fiscal 1997. The decrease in the gross profit percentage was primarily attributable to two causes. First, during fiscal 1997, the Company was in various stages of integrating the operations of its acquired businesses into its infrastructure. As a result, the Company incurred certain overlapping and duplicative fulfillment costs. Second, during the period between September and December 1997, the Company experienced a temporary inability of its call center software to interface with its distribution center software resulting in lost sales revenues, reduced gross margins and increased per order fulfillment costs. The Company believes that the duplicative fulfillment costs and the software disruption contributed significantly to the loss for fiscal 1997.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of direct response advertising and promotion costs, administrative payroll and related costs, fixed distribution and telemarketing costs, integration costs for acquisitions and depreciation and amortization. Selling, general and administrative expenses increased to $97.8 million in fiscal 1997 from $20.7 million in fiscal 1996. Selling, general and administrative expenses as a percentage of net sales decreased to 91.3% in fiscal 1997 from 111.7% in fiscal 1996. This percentage decrease was due to increased sales volume resulting from the acquisitions completed and start-ups launched during 1997 and the 1996 acquisitions being included for fiscal 1997, offset in part by increased costs associated with the Company's decision to invest in infrastructure in order to take advantage of its opportunities for future growth in new markets and channels as well as to integrate new brands. In connection with the Company's acquisitions, amortization of acquired intangibles of $4.3 million is included in selling, general and administrative expenses in fiscal 1997 as compared to $0.8 million in fiscal 1996.

     Interest expense. Interest expense increased to $4.5 million in fiscal 1997 from $1.2 million in fiscal 1996, primarily as a result of a higher average debt balance.

  FISCAL YEAR ENDED MARCH 29, 1997 COMPARED TO PERIOD FROM JUNE 8, 1995 THROUGH
   MARCH 30, 1996

     Net Sales and Gross Profit. Net sales in fiscal 1996, the first year of the Company's sales, were $18.5 million. Gross profit was $8.1 million in fiscal 1996. As a percentage of net sales, gross profit was 43.6% in fiscal 1996. Such net sales and gross profit were attributable to the acquisitions completed and start-ups launched during fiscal 1996.

     Selling, general and administrative expenses.   Selling, general and
administrative expenses increased to $20.7 million in fiscal 1996 from $2.7 million in fiscal 1995. This increase was due to (i) the Company's decision to invest in infrastructure in order to take advantage of its opportunities for future growth in new markets and channels as well as to integrate new brands and
(ii) the acquisitions completed and start-ups launched during fiscal 1996.

     Interest expense. Interest expense increased to $1.2 million in fiscal 1996 from $5,000 in fiscal 1995, primarily as a result of the issuance of $22.5 million principal amount of convertible debt in fiscal 1996 and $10.2 million in notes related to the acquisitions completed during fiscal 1996.

  LIQUIDITY AND CAPITAL RESOURCES

     At March 28, 1998, the Company had cash of $2.7 million and a working capital deficit of $12.9 million. The Company's capitalization, defined as the sum of long-term debt, redeemable preferred stock and stockholders' equity, at March 28, 1998 was $76.1 million.

     The Company's principal capital needs arise from (i) the acquisition and start-up of new catalog businesses, (ii) the funding of operating losses arising from maintaining the infrastructure necessary to support future acquisitions and the investment in growing these new acquisitions through prospect mailings,
(iii) growing the customer database and (iv) capital expenditures related to the telemarketing and fulfillment centers.

     The Company's ability to acquire new catalog businesses will depend on a number of factors, including the ability of management of the Company to identify appropriate target businesses and to negotiate acceptable acquisition terms, the availability of adequate financing and other factors, many of which are beyond the control of the Company. Through March 28, 1998, the Company acquired 14 businesses for an aggregate of $53.8 million cash, $1.0 million of Common Stock, $18.6 million of notes and certain other deferred payments and up to $1.9 million in contingent payments. There can be no assurance that the Company will be successful in identifying and acquiring new businesses or that the Company can integrate such new businesses into its operations. See "Factors That May Affect Future Financial Results -- Need for Additional Capital" and "-- Risks Associated With Acquisitions."

     In May 1998, the Company completed the Initial Public Offering. The Company received net proceeds of $134,990,625 from the Initial Public Offering, after deducting underwriters' commissions of $10,846,875. To date, the Company has used (i) approximately $28.0 million of the net proceeds to redeem a portion of the Company's outstanding Debentures owned by GEIPPP II, (ii) approximately $7.75 million of the net proceeds to repay the Bridge Notes held by GEIPPP II,
(iii) approximately $10.0 million of the net proceeds to repay its outstanding borrowings under the Revolving Credit Facility and a portion of the Term Loan (each as defined below), (iv) approximately $0.7 million of the net proceeds for the Fan and Fun acquisition completed in June 1998, (v) approximately $5.5 million of the net proceeds for capital expenditures, and (vi) approximately $35.0 million of the net proceeds for working capital.

     Prior to the Initial Public Offering, the Company received $168.1 million of funding from various sources, including the founders and major institutional investors as well as a $5.0 million term loan. From June 1996 through April 1997, the Company raised $62.2 million of capital commitments from GEIPPP II and Genesis Direct, L.P. ("GDLP"). See "Certain Relationships and Related Transactions." The $62.2 million consisted of $32.2 million of Common Stock and $30.0 million of Debentures to GEIPPP II. In September and December 1997, the Company raised a total of $94.3 million through the issuance of Series A Preferred Stock to GEIPPP II, GDLP and several other private equity funds. The proceeds of these financings were used to fund the Company's acquisitions, working capital needs and capital expenditure program. In April 1998, the Company raised a total of $7.65 million through the issuance of Bridge Notes to GEIPPP II. Proceeds from the Bridge Notes were used (i) to pay for the expansion and upgrading of the infrastructure at the Company's distribution center, (ii) to fund the Biobottoms acquisition and (iii) to provide additional working capital.

     In May 1997, the Company entered into a $25.0 million revolving credit facility (the "Revolving Credit Facility") and a $5.0 million term loan (the "Term Loan," and together with the Revolving Credit Facility, the "Credit Facility") with The CIT Group/Business Credit Inc. The Credit Facility is collateralized by substantially all of the Company's assets. The $25.0 million revolving credit portion of the Credit Facility bears interest at a variable rate equal to Prime Rate of The Bank of New York plus 1/2% or LIBOR plus 3%. The $5.0 million term loan is payable over five years and bears interest at the Prime Rate plus 1/2%. The Credit Facility contains certain covenants, including a covenant with respect to the maintenance of specified consolidated net worth.

     During fiscal 1997, net cash used by operating activities was $77.5 million. Net cash used in investing activities was $50.0 million, consisting primarily of cash paid for acquisitions, net of cash acquired, of $34.3 million and cash paid for additions to property and equipment of $16.0 million. Net cash provided by financing activities was $122.4 million consisting primarily of the $109.3 million raised from GEIPPP II and GDLP and other holders of Series A Preferred Stock as set forth above.

     During fiscal 1996, net cash used by operating activities was $13.5 million. Net cash used by investing activities was $25.0 million, consisting primarily of cash paid for acquisitions of $19.2 million and cash paid for additions to property and equipment of $3.0 million. Net cash provided by financing activities resulted from $44.2 million raised by GEIPPP II and GDLP as set forth above.

     The Company expects to make capital expenditures which will total approximately $17.0 million during fiscal 1998 to invest in its existing state-of-the-art infrastructure, to exploit new channels of distribution and to increase its activities in international markets. However, no assurance can be made with respect to the actual timing and amount of the expenditures. The Company anticipates that its cash, proceeds from the Initial Public Offering and financing available under the Credit Facility will be sufficient to meet the Company's liquidity requirements for its operations for at least the next 12 months. There can be no assurances that additional sources of financing will not be required during such time or thereafter.

     As of March 28, 1998, the Company had approximately $78 million of federal tax net operating loss carryforwards which will expire in 2012 and 2013. The Company also had approximately $75 million of state tax net operating loss carryforwards which will expire in 2004 and 2005. Net deferred tax assets are fully reserved as of March 28, 1998.

     The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss carryforwards and tax credit carryforwards in periods following a corporate "ownership change." In general, an ownership change is deemed to occur if the percentage of stock of a corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% stockholders" has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. As a result of cumulative changes in the Company's ownership which have occurred, including the Initial Public Offering, the Company's net operating loss carryforwards will be subject to annual limitations.

  SEASONALITY

     The Company's business is subject to seasonal fluctuations. Management anticipates that approximately 50% of the Company's net revenues will be derived from the fall and holiday seasons. As a result, the Company expects its sales and results of operations generally to be the lowest in the second quarter of each fiscal year, which precedes the back-to-school and holiday purchases. The Company's quarterly results may fluctuate as a result of numerous factors, including the timing of acquisitions, the timing, quantity and cost of catalog mailings, the response rates to such mailings, the timing of merchandise deliveries, the merchandise mix, pricing and presentation of products offered and sold, market acceptance of the Company's merchandise (including new merchandise categories or products introduced) and the hiring and training of additional personnel. Accordingly, results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarters. Results of operations are affected not only by the seasonality of the Company's net revenues, but also by seasonal variations in product mix and the fixed portion of the Company's operating expenses. See "Factors that May Affect Future Financial Results."

  INFLATION

     Results of operations have not been significantly affected by inflation since the Company's inception. Management expects that in the normal course of business, the Company will be able to offset the effects of increased costs through operating efficiencies and selected price increases.

  YEAR 2000 ISSUE

     Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs have traditionally been written using two digits rather than four to define the applicable year. As a consequence, unless modified, computer systems will not be able to differentiate between the year 2000 and 1900. Failure to address this problem could result in system failures and the generation of erroneous data. The Company has reviewed its computer programs and systems to ensure that the programs and systems will function properly and be year 2000 compliant, and the Company believes that currently all of its computer systems are year 2000 compliant. However, the Company is continuing to monitor and review its computer programs and systems to ensure on-going year 2000 compliance. The Company has received letters from each of its applications vendors stating that all of the Company's computer system applications are year 2000 compliant. However, the year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the year 2000 problem on such entities. See "Factors that May Affect Future Financial Results- -Year 2000 Risk."

  RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

     Recent pronouncements of the Financial Accounting Standards Board ("FASB") which are not required to be adopted at March 28, 1998, include the following Statements of Financial Accounting Standards ("SFAS"):

     SFAS No. 129, "Disclosure of Information about Capital Structure," which will be effective for the Company for the fiscal year ending March 27, 1999, consolidates existing disclosure requirements. This new standard contains no change in disclosure requirements for the Company.

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in the financial statements. This new standard, which will be effective for the Company for the fiscal year ending March 27, 1999, is not currently anticipated to have a significant impact on the Company's financial statements based on the current financial structure and operations of the Company.

     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which will be effective for the Company for the fiscal year ending March 27, 1999, establishes standards for reporting information about operating segments in the annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard may require the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments, which may result in more detailed information in the notes to the Company's financial statements than is currently required and provided. The Company has not yet determined the effects, if any, of implementing SFAS No. 131 on its reporting of financial information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted as a separate section of this Annual Report on Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers, directors and other key personnel of the Company and their ages are as follows:

                   NAME                          Age                             Position
 ------------------------------------------  -----------  --------------------------------------------------------
Executive Officers and Directors
 Warren Struhl.............................      36       Chairman of the Board of Directors, President and
                                                          Chief Executive Officer(1)(2)
 Hunter C. Cohen...........................      41       Executive Vice President, Chief Operating Officer and
                                                          a Director(2)
 David M. Sable............................      44       Executive Vice President, Chief Marketing Officer and
                                                          a Director(2)
 Ronald R. Benanto.........................      49       Vice President and Chief Financial Officer
 Raphael S. Grunfeld.......................      51       Vice President, General Counsel and Secretary
 Edward Spiegel............................      59       Director
 David W. Wiederecht.......................      42       Director(1)(2)

OTHER KEY PERSONNEL
 James D. Abrams...........................      53       Vice President of Kids Marketing
 Kathleen M. Davis.........................      36       Vice President of Human Resources
 George A. D'Amico.........................      43       Vice President of Customer Service and Sales
 Dominic J. DiMascia.......................      38       Vice President of Information Systems
 Linda C. Ireland..........................      39       Vice President of Personalization and Product
                                                          Development
 Alan J. Kipust............................      35       Vice President of Operations and
                                                          Institutional/Business-to-Business
 Dale G. Marksberry........................      48       Vice President of Distribution Center
 George J. Mollo Jr........................      47       Vice President of Merchandise Operations and Inventory
                                                          Control
 Douglas S. Rose...........................      35       Vice President of Corporate Development
 Mitchel E. Rothschild.....................      43       Vice President of Sports Marketing
 Stephen H. Samuels........................      48       Vice President of Alternate Media
 Monica E. Schulze-Hodges..................      34       Vice President of Product Marketing
 Charles S. Silver.........................      44       Vice President of Gifts and Collectibles
 Edward D. Wallo...........................      48       Vice President of International

________________
(1)  Member of the Compensation Committee.
(2)  Member of the Executive Committee.

  EXECUTIVE OFFICERS AND DIRECTORS

     WARREN STRUHL. Mr. Struhl has served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company since its founding in June 1995. He founded PaperDirect, Inc. in 1989 and served as its President until he joined the Company. PaperDirect, Inc. was sold to Deluxe Corporation in August 1993. From 1984 to 1989, Mr. Struhl was Vice President of JMB Realty Corporation. Mr. Struhl is a director of CyberShop, Inc.

     HUNTER C. COHEN. Mr. Cohen has served as Executive Vice President, Chief Operating Officer and a director of the Company since its founding in June 1995. From 1993 until he joined the Company, he served as Chief Financial Officer of PaperDirect. From March 1990 to June 1993, Mr. Cohen was President of The Soundcoat Company, Inc., a multinational noise control materials manufacturer.

     DAVID M. SABLE. Mr. Sable has served as Executive Vice President, Chief Marketing Officer and a director of the Company since its founding in June 1995. From 1990 to 1995, he was the Executive Vice President and Director of Account Management at Young & Rubicam. Mr. Sable served as a director of PaperDirect from 1989 to 1993. He is a member of the U.S. Postal Service Marketing Advisory Board.

     RONALD R. BENANTO. Mr. Benanto has served as Vice President and Chief Financial Officer of the Company since February 1998. From 1991 until December 1997, he served as Senior Vice President of Finance, Chief Financial Officer and Treasurer of Viewlogic Systems, Inc., a publicly traded electronic design automation software company. From 1988 to 1991, Mr. Benanto served as Vice President of Finance and Operations and Chief Financial Officer of Symbolics, Inc., a public artificial intelligence company.

     RAPHAEL S. GRUNFELD. Mr. Grunfeld has served as Vice President, Secretary and General Counsel of the Company since November 1995. From 1992 to 1995, Mr. Grunfeld was General Counsel and Secretary to First Capital Asset Management, Inc. and Executive Vice President of its operating subsidiaries including newspaper, media, money management and public companies. From 1990 to 1992, Mr. Grunfeld was an attorney with Baer Marks & Upham and from 1986 to 1990, Mr. Grunfeld was an attorney with Skadden, Arps, Slate, Meagher & Flom LLP.

     EDWARD SPIEGEL. Mr. Spiegel has served as a director of the Company since January 1998. Since December 1996, Mr. Spiegel has served as a limited partner and consultant to The Goldman Sachs Group, L.P. From December 1984 to November 1996, Mr. Spiegel served as a general partner of The Goldman Sachs Group, L.P. where he was responsible for the New York Institutional Sales Department.

     DAVID W. WIEDERECHT. Mr. Wiederecht has served as a director of the Company since June 1996. Since 1978, Mr. Wiederecht has served in various capacities at General Electric Company ("GE"); currently he serves as Vice President-Alternative Investment of GE Investment Corporation, a subsidiary of GE. Mr. Wiederecht is a director of Elephant & Castle Group, Inc.

     Directors of the Company are elected by holders of Common Stock for a three-year term, and are divided into three classes with staggered terms that currently have expiration dates as follows: (a) Class A Directors--1999, (b) Class B Directors--2000 and (c) Class C Directors--2001. As of the date hereof, Mr. Cohen serves as Class A Director, Mr. Sable and Mr. Spiegel serve as Class B Directors and Mr. Struhl and Mr. Wiederecht serve as Class C Directors. The Company intends to add two additional directors to the Board of Directors, but has not yet identified potential nominees for those positions. There are no family relationships among any of the directors or executive officers of the Company.

  OTHER KEY PERSONNEL

     JAMES D. ABRAMS. Mr. Abrams has served as Vice President of Kids Marketing since October 1996. From December 1991 to September 1996, Mr. Abrams served in various positions with Biobottoms, Inc., a direct marketer of children's apparel and, most recently, as its President. Mr. Abrams' prior experience includes senior financial and operational positions at Williams-Sonoma, Inc. and The Gap. He was co-founder and President of Kinderzimmer, a start-up venture specializing in children's playthings and furniture.

     KATHLEEN M. DAVIS. Ms. Davis has served as Vice President of Human Resources since June 1995. From November 1993 to May 1995, she was Director of Human Resources for Noble Centers, a not-for-profit social service agency serving people with developmental disabilities. From May 1989 to November 1993, she worked for Resort Condominiums International, an international vacation exchange and travel company where she held positions in corporate recruitment, human resources consulting and employment services management.

     GEORGE A. D'AMICO. Mr. D'Amico has served as Vice President of Customer Service and Sales since January 1997. From 1991 to January 1997, he served in various capacities, including as Director of Corporate Sales and Vice President of Sales and Distribution of Micro Warehouse, Inc., a computer catalog company.

     DOMINIC J. DIMASCIA. Mr. DiMascia has served as Vice President of Information Systems since August 1996. From November 1993 to July 1996, Mr. DiMascia was Vice President Product Development for Smith Gardner & Associates, a software vendor for the direct marketing and catalog industry. From January 1991 to November 1993, Mr. DiMascia was President of Target Information Systems Inc., a catalog management systems vendor. Prior to that, Mr. DiMascia also held positions in applications development and client services for Hanover Direct, Inc., Coral Group and QVC Network, Inc.

     LINDA C. IRELAND. Ms. Ireland has served as Vice President of Personalization and Product Development since joining the Company in September 1997. From June 1988 to August 1997, Ms. Ireland served in various capacities at Deluxe Corporation, including as Group Product Manager of Deluxe Business Forms and Supplies and as Director of Merchandising and Business Development at PaperDirect.

     ALAN J. KIPUST. Mr. Kipust has served as Vice President of Operations since joining the Company in October 1997 and has also served as Vice President of Institutional/Business-to-Business since January 1998. From March 1996 to September 1997, Mr. Kipust was an Executive Consultant at Banker's Trust. From 1989 to 1995 he was Senior Vice President of PaperDirect.

     DALE G. MARKSBERRY. Mr. Marksberry has served as Vice President of the Distribution Center since January 1997. From April 1995 to January 1997, Mr. Marksberry served as Vice President/General Manager of Logistics for Nobody Beats The Wiz, where he was responsible for the construction and operation of distribution centers. From January 1993 to April 1995, Mr. Marksberry was Operations Manager of Sears Logistics Services (SLS) distribution center in Delano, CA which serviced approximately one third of Sears U.S. retail stores. From 1991 to January 1993, Mr. Marksberry served as National Manager of Sears Store Support Transportation, where he supervised the liquidation of the Sears support fleet.

     GEORGE J. MOLLO, JR. Mr. Mollo has served as Vice President of Merchandise Operations and Inventory Control since September 1997. From January 1997 to September 1997, Mr. Mollo worked as an inventory operations consultant. From May 1996 to January 1997, Mr. Mollo was Director of Merchandise Planning and Operations of Time Warner Music Sound Exchange. From January 1994 to December 1995, he was Director of Merchandise Operations of Disney Direct, Inc. From 1985 to 1993, he served in various capacities at J. Crew Group Inc., including as Vice President of Merchandise Planning and Inventory Operations of J. Crew, Inc. from November 1990 to December 1993.

     DOUGLAS S. ROSE. Mr. Rose has served as Vice President of Corporate Development since he joined the Company in June 1996. From April 1995 to May 1996, Mr. Rose was an independent investment banker providing merger and acquisition advisory services to middle-market companies. From June 1993 to March 1995, Mr. Rose was Managing Director of Grendel Capital Co., a private investment firm. From March 1989 to June 1993, Mr. Rose was Vice President of Niederhoffer and Niederhoffer, Inc., a merger and acquisition advisory firm.

     MITCHEL E. ROTHSCHILD. Mr. Rothschild has served as Vice President of Sports Marketing since February 1997 and served as a consultant to the Company from November 1996 to February 1997. Mr. Rothschild was the General Manager of Viewer's Edge from January 1991 to October 1996. From 1984 to 1991, Mr. Rothschild served as Vice President of Prentice Hall Media, a direct marketer of educational media. From 1979 to 1984, Mr. Rothschild served in the Circulation Department at Time Inc. and became Circulation Director in 1984.

     STEPHEN H. SAMUELS. Mr. Samuels has served as Vice President of Alternate Media since he joined the Company in July 1996. From 1989 to 1996, Mr. Samuels served as President of NMI, a television production company. Mr. Samuels was an executive producer of television programming and documentary features that have won awards including the Academy Award.

     MONICA E. SCHULZE-HODGES. Ms. Schulze-Hodges has served as Vice President of Marketing since April 1996. From October 1991 to February 1996, she served in various capacities, including as Vice President of Marketing, at PaperDirect. From June 1985 to August 1989, Ms. Schulze-Hodges served in various capacities, including as Vice President of Retail and Mail Order, for Inkadinkado, a manufacturer/distributor of decorative rubber stamps.

     CHARLES S. SILVER. Mr. Silver has served as Vice President of Gifts and Collectibles since May 1997. Mr. Silver was Senior Vice President and General Manager of Time Warner Music Sound Exchange Catalog from January 1996 to March 1997. From October 1991 to December 1995, Mr. Silver served in various capacities, including as Vice President and General Manager, of Disney Direct, Inc., which included the Disney catalog, Play Clothes, Child Craft and Just Kids catalogs. From October 1984 to October 1991, Mr. Silver served in various capacities at J. Crew, including as Vice President of Marketing.

     EDWARD D. WALLO. Mr. Wallo has served as Vice President of International since November 1996. From July 1994 to October 1996, Mr. Wallo worked as an international marketing consultant. From 1977 to 1994 (with the exception of 1982 to 1984), Mr. Wallo served in various capacities, including as Country General Manager and Vice President of Marketing, at Inmac Corp., a business-to-business catalog company, and resided in six countries: the United Kingdom, France, Germany, Italy, Japan and the U.S.

  COMMITTEES OF THE BOARD OF DIRECTORS

     The Company's Board of Directors has an Executive Committee and a Compensation Committee. Subject to the supervision of the Board of Directors, the Executive Committee is responsible for the operations of the Company in the ordinary course of business. The Executive Committee is composed of Messrs. Struhl, Cohen, Sable and Wiederecht. The Compensation Committee is responsible for reviewing and establishing the compensation structure for the Company's officers and directors, including salary rates, participation in incentive compensation and administering the Company's 1997 Long-Term Incentive Plan and 1998 Employee Stock Purchase Plan. The Compensation Committee is composed of Messrs. Struhl and Wiederecht.

     Prior to August 4, 1998, the Board of Directors will establish an Audit Committee. The Audit Committee will be comprised solely of independent directors and will be responsible for recommending the firm to be appointed as independent accountants to audit the Company's financial statements, discussing the scope and results of the audit with the independent accountants, reviewing the functions of the Company's management and independent accountants with respect to the Company's financial statements and performing such other related duties and functions as are deemed appropriate by the Audit Committee and the Board of Directors.

  SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company.
Directors, officers and greater than 10% stockholders are required by Securities and Exchange Commission regulations to furnish the Company with all Section 16(a) forms they file.

     None of the Company's directors, officers or greater than 10% stockholders were subject to the reporting requirements of Section 16(a) during fiscal 1997. Upon the consummation of the Initial Public Offering on May 13, 1998, to the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company, all of the Company's directors, officers and greater than 10% stockholders complied with the applicable Section 16(a) reporting requirements.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes all compensation paid to the Company's Chief Executive Officer and to the Company's four most highly compensated executive officers other than the Chief Executive Officer whose total annual salaries and bonuses exceeded $100,000 for services rendered in all capacities to the Company during fiscal 1997. Fiscal 1997 covers the period from March 30, 1997 through March 28, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                          ANNUAL COMPENSATION           COMPENSATION AWARDS
                                     -----------------------------   -------------------------
                                                                            SECURITIES
                                                                            UNDERLYING                 ALL OTHER
    NAME AND PRINCIPAL POSITION          SALARY          BONUS              OPTIONS (#)            COMPENSATION (1)
                                     ------------    -------------   -------------------------  -------------------
Warren Struhl
Chief Executive Officer............    $300,000              --                   137,500                  $16,205
Hunter Cohen
Chief Operating Officer............     300,000              --                   137,500                   18,765
David Sable
Chief Marketing Officer............     300,000              --                   137,500                   22,289
Barry Curtis
Chief Financial Officer(2).........     183,333          $5,000                        --                    3,147
Raphael Grunfeld
General Counsel....................     175,000           5,000                        --                   10,583

____________
(1) Includes (a) Company contributions under the Company's 401(k) Plan of $1,731 for each of Messrs. Struhl, Cohen and Sable and of $4,750 for Mr. Grunfeld, (b) Company payments of health insurance premiums of $4,309 for each of Messrs. Struhl, Cohen, Sable and Grunfeld and of $3,147 for Mr. Curtis and (c) Company payments of premiums on life insurance of $10,165 for Mr. Struhl, $12,725 for Mr. Cohen, $16,249 for Mr. Sable and $1,525 for Mr. Grunfeld, the value of each of which belongs in part to the Company and in part to the individuals.

(2) Mr. Curtis resigned as Chief Financial Officer of the Company in February 1998. Ronald Benanto has served as Chief Financial Officer of the Company since February 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information concerning stock options granted to each of the executives named in the Summary Compensation Table during fiscal 1997:

                                                 PERCENTAGE
                                                 OF OPTIONS
                                 NUMBER OF       GRANTED TO                                    POTENTIAL REALIZABLE VALUE AT
                                   SHARES         EMPLOYEES     EXERCISE                       ASSUMED ANNUAL RATES OF
                                 UNDERLYING        DURING         PRICE       EXPIRATION       STOCK PRICE APPRECIATION FOR
            NAME              OPTIONS GRANTED    FISCAL YEAR    PER SHARE        DATE                  OPTION TERM(2)
---------------------------   ---------------   -------------  -----------  ----------------   -------------------------------
                                                                                                       5%             10%
                                                                                               --------------  ---------------
Warren Struhl...............        137,500(1)          12.5%       $16.36    March 2, 2008         $193,342      $1,640,614
Hunter Cohen................        137,500(1)          12.5%        16.36    March 2, 2008          193,342       1,640,614
David Sable.................        137,500(1)          12.5%        16.36    March 2, 2008          193,342       1,640,614
Barry Curtis................             --               --            --               --               --              --
Raphael Grunfeld............             --               --            --               --               --              --

_______________
(1)  This option becomes fully exercisable on March 2, 1999.

(2) The amounts shown in these columns represent the potential realizable values using the options granted and the exercise price. The assumed rates of stock price appreciation are set by the Securities and Exchange Commission's executive compensation disclosure rules and are not intended to forecast appreciation of the Common Stock.

     On May 8, 1998, the Company granted to each of Messrs. Struhl, Cohen and Sable options to purchase a total of 385,000 shares of Common Stock as follows:
(1) options to purchase 165,000 shares with an exercise price equal to $23.64, exercisable on March 2, 2000 and (2) options to purchase 220,000 shares with an exercise price equal to $30.91 exercisable on March 2, 2001.

                         FISCAL YEAR-END OPTION VALUES

     To date, no options have been exercised by the executives named in the Summary Compensation Table. The following table sets forth certain information concerning the number of shares covered by both exercisable and unexercisable stock options as of March 28, 1998. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of the Company's Common Stock as of March 28, 1998.

                                             NUMBER OF SHARES SUBJECT
                                            TO UNEXERCISED OPTIONS AT                 VALUE OF IN-THE-MONEY
                                                 FISCAL YEAR-END                  OPTIONS AT FISCAL YEAR END(1)
                                    ---------------------------------------   --------------------------------------
                Name                     EXERCISABLE        UNEXERCISABLE        EXERCISABLE        UNEXERCISABLE
--------------------------------    -------------------   -----------------   -------------------   ----------------
Warren Struhl...................                     0             137,500                   0                   0
Hunter Cohen....................                     0             137,500                   0                   0
David Sable.....................                     0             137,500                   0                   0
Barry Curtis....................                 5,500                   0                   0                   0
Raphael Grunfeld................                 5,500              22,000                   0                   0

____________
(1)  Based on estimated fair market value of $10.91 per share on March 28, 1998.

  EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements (the "Employment Agreements") with Warren Struhl, David Sable and Hunter Cohen (the "Senior Executives") to serve as Chief Executive Officer, Chief Marketing

Officer and Chief Operating Officer, respectively, from March 1, 1998 through February 28, 2001. The term of the Employment Agreements will be extended automatically for additional one-year periods on March 1 of each year beginning in 1999, unless the Company provides notice of termination at least 90 days prior to any such extension date. In addition, the Employment Agreements will remain in effect for at least 24 months following a Change of Control (as defined in the Employment Agreements). The Company has agreed to nominate each of the Senior Executives as a director of the Company during the period from March 1, 1998 through February 28, 2001.

     Pursuant to the Employment Agreements, each of the Senior Executives receives an annual base salary of $400,000 subject to annual review and increase. In addition, (1) each Senior Executive is entitled to receive a bonus of up to 50% of his annual base salary depending on performance results and (2) the Company pays annual premiums on split-dollar life insurance policies in the amount of $4,000,000 for each of the Senior Executives. The Employment Agreements further provide for grants to each of the Senior Executives of options to purchase 522,500 shares of Common Stock as described above under the heading "Option Grants in Last Fiscal Year."

     If a Senior Executive's employment is terminated either by the Company without Cause (as defined in the Employment Agreements) or by such Senior Executive for Good Reason (as defined in the Employment Agreements), the Company shall pay to such Senior Executive two times the Senior Executive's annual base salary plus two times the highest annual bonus paid to the Senior Executive during the 36-month period ending the date of termination.

     If the Senior Executive's employment is terminated by the Company for Cause, or by the Senior Executive without Good Reason, then for a period of one year after the termination of his employment, the Senior Executive may not engage in any business which competes with the business conducted by the Company. If the Senior Executive terminates his employment with the Company without Good Reason, then for a period of two years after such termination, or for a period of one year after his employment is terminated for any other reason, the Senior Executive may not solicit or hire any employee of the Company.

  DIRECTORS COMPENSATION

     During the year ended March 28, 1998, the Company did not pay any compensation to its non-employee directors. In June 1998, the Company approved compensation for its non-employee directors as described herein.

     Each non-employee director is paid $1,500 in fees for each Board meeting attended in person and $500 in fees for each Board meeting attended by telephone. In addition, each non-employee director is paid $1,000 in fees for each informational meeting attended. The directors are also compensated for out-of-pocket expenses incurred in attending meetings. Each current and future non-employee Board member has received or will receive an automatic option grant to purchase 50,000 shares of Common Stock with an exercise price equal to the fair market value of the option shares on the grant date. In addition, Edward Spiegel received an option grant to purchase 50,000 shares of Common Stock as compensation for past services provided to the Board with an exercise price equal to the fair market value of the option shares on the grant date. Each individual reelected as a non-employee Board member will receive an option grant at that time to purchase 10,000 shares of Common Stock. The option shares vest on the one year anniversary of the grant date. Each option grant has a maximum term of ten years, subject to earlier termination upon the optionee's cessation of Board service. David Weiderecht has not received any stock options because his employer prohibits him from accepting such compensation.

  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Chairman of the Compensation Committee is Mr. Struhl, who is Chairman of the Board of Directors, President and Chief Executive Officer of the Company. No other member of the Compensation Committee was at any time during the fiscal year ended March 28, 1998, or at any other time, an officer or employee of the Company. Mr. Wiederecht is the other member of the Compensation Committee.

     No executive officer of the Company served on the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of July 21, 1998, except as otherwise provided, information with respect to beneficial ownership of the Common Stock by (i) each director, (ii) each executive officer named in the Summary Compensation Table under "Executive Compensation," (iii) the executive officers and directors as a group and (iv) each person known to the Company who beneficially owns 5% or more of the 29,719,585 shares of the Common Stock outstanding as of July 21, 1998. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person listed below is c/o Genesis Direct, Inc., 100 Plaza Drive, Secaucus, NJ 07094.

                                                                                      APPROXIMATE PERCENT
             NAME OF BENEFICIAL OWNER                 SHARES BENEFICIALLY OWNED        BENEFICIALLY OWNED
-------------------------------------------------   ----------------------------- -------------------------------
GE Investment Private Placement Partners II,
 a Limited Partnership(1) ........................                     8,117,979                         27.1%
Genesis Direct, L.P.  ............................                     3,232,441                         10.9
Genesis Direct Management L.L.C.(2)  .............                     3,970,612                         13.4
Warren Struhl(2)(3)  .............................                     1,534,528                          5.2
Hunter Cohen(2)(3)  ..............................                       611,077                          2.1
David Sable(2)(3)  ...............................                       611,077                          2.1
Raphael Grunfeld(4)  .............................                         6,384                            *
Barry Curtis  ....................................                            --                           --
Edward Spiegel  ..................................                            --                           --
David Wiederecht(1)  .............................                            --                           --
All current officers and directors as a group
 (7 persons)(2)(3)(4) ............................                     2,763,066                          9.3

____________
*    Less than 1%.
(1) Includes warrants to purchase 275,000 shares of Common Stock which are currently exercisable. Mr. Wiederecht, a Director of the Company, is an officer of an affiliate of GEIPPP II. Mr. Wiederecht disclaims beneficial ownership of the shares owned by GEIPPP II. The address of GEIPPP II is c/o GE Investment Management Incorporated, General Electric Investment Corporation, 3003 Summer Street, Stamford, CT 06904.

(2) The shares listed as owned by Genesis Direct Management L.L.C. ("GD Management") include 3,232,441 shares of Common Stock owned by GDLP. GD Management is the General Partner as well as a limited partner of GDLP. By virtue of its position as General Partner of GDLP, GD Management may be deemed to beneficially own all of the shares owned by GDLP. GD Management disclaims beneficial ownership of the shares owned by the other partners of GDLP.

(3) Consists of shares owned by GDLP and GD Management and, for Warren Struhl, 22,916 shares of Common Stock owned by a partnership for the benefit of Warren Struhl's family. The voting members of GD Management are Warren Struhl, Hunter Cohen, David Sable, Ted Struhl (Warren Struhl's brother), and certain family trusts and partnerships of such persons. By virtue of their voting interests in GD Management, each of Warren Struhl, Hunter Cohen and David Sable may be deemed to beneficially own that portion of the total number of shares of Common Stock held by GD Management and GDLP equal to his percentage interest, plus the percentage interest of such relevant family trust or partnership, in GD Management. However, each of them disclaims beneficial ownership of the shares beneficially owned by such family trusts and partnerships and by the other partners of GDLP. In addition, Warren Struhl disclaims beneficial ownership of the shares owned directly by the family partnership.

(4) Includes (1) 5,500 shares of Common Stock issuable upon the exercise of currently exercisable options granted to Mr. Grunfeld and (2) pursuant to Mr. Grunfeld's limited partnership interest in GDLP, 369 shares of Common Stock owned by GDLP. Mr. Grunfeld disclaims beneficial ownership of the shares owned by GDLP.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In June 1996, the Company entered into a Note and Stock Purchase Agreement (as amended, the "Note and Stock Purchase Agreement") with GEIPPP II and GDLP. Pursuant to the Note and Stock Purchase Agreement, between June 1996 and April 1997, the Company issued (i) to GEIPPP II, an aggregate of 2,750,000 shares of Common Stock and $30.0 million principal amount of Debentures, in consideration of $40.0 million in cash, and (ii) to GDLP, an aggregate of 6,105,000 shares of Common Stock, in consideration of $20.0 million in cash and $2.2 million in value by contribution of GDLP's interest in Genesis Direct L.L.C., the Company's predecessor. Upon consummation of the Initial Public Offering, $9.75 million principal amount of GEIPPP II's Debentures were converted into 2,331,521 shares of Common Stock and approximately $28.0 million from the proceeds of the Initial Public Offering were used to redeem the remaining amount of Debentures.

     On September 30, 1997, the Company entered into a Stock Purchase Agreement ("Stock Purchase Agreement") with certain investors, including GEIPPP II, GDLP, Genesis Direct II, L.P. ("GDLP II"), First Union Capital Partners, Inc. ("First Union"), Strategic Investment Partners, Ltd. and Invemed Associates, Inc., pursuant to which such investors purchased an aggregate of 71,358 shares of Series A Preferred Stock from the Company for an aggregate purchase price of $71,358,000. The Stock Purchase Agreement contemplated the sale of additional shares of Series A Preferred Stock. On December 29, 1997, the Stock Purchase Agreement was supplemented to reflect the sale by the Company of an additional 22,942 shares of Series A Preferred Stock for an aggregate purchase price of $22,942,000 to certain investors, including the Warren Struhl Family Partnership and Genesis Acquisition Corp. The 94,300 shares of Series A Preferred Stock issued pursuant to the Stock Purchase Agreement automatically converted into 8,644,156 shares of Common Stock immediately prior to consummation of the Initial Public Offering in May 1998. In connection with the Stock Purchase Agreement, GEIPPP II was granted four warrants, each to purchase up to 68,750 shares of Common Stock at an exercise price of $10.91 per share. The warrants, which are currently exercisable, expire on September 25, 1998, March 17, 1999, May 25, 1999 and July 4, 1999, respectively.

     During April 1998, the Company issued to GEIPPP II Bridge Notes in the amount of $7.65 million (with original issue discount of $300,000). The Company used approximately $7.75 million of the net proceeds of the Initial Public Offering to prepay the entire $7.65 million principal amount of the Bridge Notes, together with accrued interest thereon at a rate of 15% per annum.

     As noted above, GDLP, a principal stockholder of the Company, acquired shares of Common Stock in fiscal 1996 and fiscal 1997 pursuant to the Note and Stock Purchase Agreement. Each of GDLP and GDLP II acquired shares of Series A Preferred Stock in fiscal 1997 pursuant to the Stock Purchase Agreement which were converted into shares of Common Stock in connection with the Initial Public Offering. Pursuant to the GDLP and GDLP II partnership agreements, GD Management, the general partner of GDLP and GDLP II, has voting power over all of the shares of stock owned by GDLP and GDLP II. The voting members of GD Management are Warren Struhl, Hunter Cohen, David Sable, Ted Struhl and certain family trusts and partnerships of such persons. Warren Struhl, Hunter Cohen and David Sable are directors and executive officers of the Company, and Ted Struhl is Warren Struhl's brother.

     In May 1998, each of GDLP and GDLP II made a distribution to its partners. In each case, the partners had the option to receive the distribution in shares of Common Stock or to have the Company sell its proportionate number of distributed shares in the Initial Public Offering and to receive the proceeds therefrom in cash. GD Management and all of the voting members of GD Management (including Warren Struhl, David Sable and Hunter Cohen) elected to receive their proportionate distributions in shares of Common Stock. Following such distribution, GDLP continues to hold 3,232,441 shares of Common Stock and GDLP II does not hold any shares of Common Stock.

     David Wiederecht and Edward Spiegel, directors of the Company, were designated as directors by GEIPPP II pursuant to the Note and Stock Purchase Agreement. Mr. Wiederecht is Vice President--Alternative Investment of GE Investment Corporation, a subsidiary of GE. Mr. Spiegel is a limited partner of The Goldman Sachs Group, L.P., which is an affiliate of Goldman, Sachs & Co., one of the underwriters of this offering. The Company and GEIPPP II have agreed that for so long as GEIPPP II continues to own certain threshold amounts of shares of the Company, GEIPPP II may continue to designate two nominees to the Board of Directors.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)  (1)  FINANCIAL STATEMENTS.

     The Financial Statements filed as part of this Annual Report on Form 10-K are identified in the Index to Consolidated Financial Statements on page F-1 hereto.

     (A)  (2)  FINANCIAL STATEMENT SCHEDULES.

     The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

                                                                 Page
                                                                 ----

          Schedule II Valuation and Qualifying Accounts........  S-1

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown on the financial statements or notes thereto.

     (A)  (3)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K.

     (A)  (4)  EXHIBITS:

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

 Exhibit
   No.                                               Description
----------  ---------------------------------------------------------------------------------------------
   3.1      Amended and Restated Certificate of Incorporation of the Registrant
            (incorporated by reference to Exhibit 3.3 of the Registrant's
            Registration Statement on Form S-1 (File No. 333-47455)).
   3.2      Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.5 of the Registrant's Registration Statement
            on Form S-1 (File No. 333-47455)).
   4.1      Specimen certificate for shares of the Registrants Common Stock
            (incorporated by reference to Exhibit 4.1 of the Registrant's
            Registration Statement on Form S-1 (File No. 333-47455) ).
   4.2      Stockholders Agreement dated as of September 30, 1998 (incorporated by reference to Exhibit 4.2 of the Registrant's Registration
            Statement on Form S-1 (File No. 333-47455)).
  10.1      Credit Agreement with CIT Group Business Credit, Inc. as
            administrative agent (incorporated by reference Exhibit 10.1 of the
            Registrant's Registration Statement on Form S-1 (File No. 333-
            47455)).
  10.2      Lease Agreement relating to property in Memphis, Tennessee, as amended to date (incorporated by reference to Exhibit 10.2 of the
            Registrant's Registration Statement on Form S-1 (File No. 333-
            47455)).
  10.3      Sublease Agreement relating to property in Secaucus, New Jersey
            (incorporated by reference to Exhibit 10.3 of the Registrant's
            Registration Statement on Form S-1 (File No. 333-47455 )).
  10.4      Employment Agreement between the Registrant and Warren Struhl
            (incorporated by reference to Exhibit 10.4 of the Registrant's
            Registration Statement on Form S-1 (File No. 333-47455)).

 Exhibit
   No.                                               Description
----------  ---------------------------------------------------------------------------------------------
  10.5      Employment Agreement between the Registrant and Hunter Cohen (incorporated by reference to
            Exhibit 10.5 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
  10.6      Employment Agreement between the Registrant and David Sable (incorporated by reference to
            Exhibit 10.6 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
  10.7      Registrant's 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 of the
            Registrant's Registration Statement on Form S-8 (File No. 333-55681)).
  10.8      Registrant's 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 of the Registrant's Registration Statement on Form S-8 (File No. 333-55681)).
  21.1      Subsidiaries of the Registrant.
  23.1      Consent of Ernst & Young LLP.
  24.1      Power of Attorney (included on p. 40 hereof).
  27.1      Financial Data Schedule for fiscal year ended March 28, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GENESIS DIRECT, INC.

Date: July 23, 1998                              By: /s/Warren Struhl
                                                     ---------------------------
                                                     Warren Struhl
                                                     Chairman of the Board of
                                                     Directors, President and
                                                     Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Warren Struhl, Hunter Cohen and David Sable, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his name, place and stead, in any and all capacities, to sign any or all further amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connections therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 23, 1998:

SIGNATURE                                  TITLE
---------                                  -----

   /s/Warren Struhl                        Chairman of the Board of Directors,
-----------------------------------
Warren Struhl                              President and Chief Executive Officer
                                           (Principal Executive Officer)

   /s/Hunter C. Cohen                      Chief Operating Officer and Director
-----------------------------------
Hunter C. Cohen

   /s/David M. Sable                       Chief Marketing Officer and Director
-----------------------------------
David M. Sable

   /s/Ronald R. Benanto                    Chief Financial Officer
-----------------------------------
Ronald R. Benanto                          (Principal Financial and Accounting
                                           Officer)

   /s/Edward Spiegel                       Director
-----------------------------------
Edward Spiegel

   /s/David W. Wiederecht                  Director
-----------------------------------
David W. Wiederecht

                         INDEX TO FINANCIAL STATEMENTS

GENESIS DIRECT, INC.

  Report of Independent Auditors........................................................................     F-2
  Consolidated Balance Sheets at March 28, 1998 and March 29, 1997......................................     F-3
  Consolidated Statements of Operations for the years ended March 28, 1998 and March 29,
    1997 and the period June 8, 1995 (inception) to March 30, 1996......................................     F-4
  Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended March 28,
    1998 and March 29, 1997 and the period June 8, 1995 (inception) to March 30, 1996...................     F-5
  Consolidated Statements of Cash Flows for the years ended March 28, 1998 and March 29,................
    1997 and the period June 8, 1995 (inception) to March 30,1996.......................................     F-6
  Notes to Consolidated Financial Statements............................................................     F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Genesis Direct, Inc.

     We have audited the accompanying consolidated balance sheets of Genesis Direct, Inc. and subsidiaries and its predecessor entity, Genesis Direct, LLC as of March 28, 1998 and March 29, 1997 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended March 28, 1998 and March 29, 1997, and the period from June 8, 1995 (date of inception) to March 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genesis Direct, Inc. and subsidiaries and its predecessor entity, Genesis Direct, LLC at March 28, 1998 and March 29, 1997, and the consolidated results of their operations and their cash flows for the years ended March 28, 1998 and March 29, 1997, and the period from June 8, 1995 (date of inception) to March 30, 1996, in conformity with generally accepted accounting principles.


Hackensack, New Jersey
June 5, 1998
                                            Ernst & Young LLP

                     GENESIS DIRECT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                              MARCH 28, 1998       MARCH 29, 1997
                                                                            -------------------  -------------------
Assets
Current assets:
 Cash and cash equivalents, including restricted cash of
   $2,268 and $2,440, respectively  ..................................                $  2,722             $  8,184
 Accounts receivable, less allowances of  $1,415 and
  $254, respectively  ................................................                   5,594                1,042
 Merchandise inventory, net  .........................................                  27,350                7,017
 Deferred advertising costs  .........................................                  10,239                1,379
 Other current assets  ...............................................                   1,348                1,347
 Note receivable, current portion  ...................................                     340
                                                                                      --------             --------
  Total current assets  ..............................................                  47,593               18,969
Intangibles, net of accumulated amortization of  $3,509 and
 $549, respectively  .................................................                   8,240                6,294
Goodwill, net of accumulated amortization of  $1,643 and
 $270, respectively  .................................................                  55,140               27,684
Property, equipment and leasehold improvements, net  .................                  25,639                3,536
Note receivable, less current portion  ...............................                   1,275
Other assets  ........................................................                   1,389                  383
                                                                                      --------             --------
                                                                                      $139,276             $ 56,866
                                                                                      ========             ========
Liabilities and common stockholders' equity (deficiency)
Current liabilities:
 Accounts payable  ...................................................                $ 20,435             $  6,205
 Accrued expenses  ...................................................                  14,549                6,885
 Current portion of notes payable and long-term debt  ................                  20,478                5,274
 Current portion of obligations under capital leases..................                   1,840
 Other current liabilities  ..........................................                   3,203                  658
                                                                                      --------             --------
  Total current liabilities  .........................................                  60,505               19,022
Notes payable and long-term debt, less current portion  ..............                   7,176                4,918
Debentures--related parties  .........................................                  30,000               22,500
Obligations under capital leases, net of current portion..............                   3,978
Other liabilities  ...................................................                   2,717                2,051
Series A Preferred Stock (liquidation value $1,000 per share),
 122,000 shares authorized, 94,300 shares issued and
 outstanding at March 28, 1998  ......................................                  96,739
Common stockholders' equity (deficiency):
 Common stock, par value $.01 per share; 82,500,000 shares
  authorized, 8,990,575 and 6,792,500 shares issued and
  outstanding at March 28, 1998 and March 29, 1997,
  respectively  ......................................................                      90                   68
 Additional paid-in capital  .........................................                  30,507               24,532
 Accumulated deficit  ................................................                 (92,436)             (16,225)
                                                                                      --------             --------
  Total common stockholders' equity (deficiency)  ....................                 (61,839)               8,375
                                                                                      --------             --------

  Total liabilities and common stockholders' equity  .................                $139,276             $ 56,866
                                                                                      ========             ========

                            See accompanying notes.

                     GENESIS DIRECT, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                         PERIOD
                                                                                                      JUNE 8, 1995
                                                                                                        (DATE OF
                                                                 YEAR ENDED                           INCEPTION) TO
                                                   ---------------------------------------
                                                      MARCH 28, 1998      MARCH 29, 1997              MARCH 30, 1996
                                                   ------------------  -------------------  ---------------------------------
Net sales  .......................................        $  107,210           $   18,537
Cost of goods sold  ..............................            81,606               10,448
                                                          ----------           ----------
Gross profit  ....................................            25,604                8,089
Selling, general and administrative
 expenses  .......................................            97,840               20,711                           $  2,710
                                                          ----------           ----------                           --------
Loss from operations  ............................           (72,236)             (12,622)                            (2,710)
Interest expense  ................................             4,488                1,162                                  5
Interest income  .................................               513                  274
                                                          ----------           ----------
Net loss  ........................................           (76,211)             (13,510)                            (2,715)
Dividends accruing on Series A Preferred
 Stock  ..........................................            (2,439)
                                                          ----------           ----------                           --------
Net loss attributable to common
 stockholders  ...................................        $  (78,650)          $  (13,510)                          $ (2,715)
                                                          ==========           ==========                           ========
Basic net loss per share  ........................            $(8.89)              $(4.60)                            $(4.49)
                                                          ==========           ==========                           ========
Weighted average common shares
 outstanding  ....................................         8,842,200            2,933,700                            605,000
                                                          ==========           ==========                           ========

                            See accompanying notes.

                     GENESIS DIRECT, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                      GENESIS DIRECT,                                                               TOTAL
                                           L.L.C.        SHARES OF                 ADDITIONAL                   STOCKHOLDERS'
                                          MEMBERS'         COMMON       COMMON      PAID-IN      ACCUMULATED        EQUITY
                                       CONTRIBUTIONS       STOCK        STOCK       CAPITAL        DEFICIT       (DEFICIENCY)
                                     -----------------  ------------  ----------  ------------  -------------   ---------------
Balance at June 8, 1995
(inception):
  Capital contributions.............          $ 2,200                                                                $  2,200
  Net loss..........................                                                                 $ (2,715)         (2,715)
                                     ----------------                                           -------------   -------------
Balance at March 30, 1996...........            2,200                                                  (2,715)           (515)
  Capital contribution to                      (2,200)       605,000         $ 6      $ 2,194
    Genesis Direct, Inc.............
  Issuance of Common Stock..........                       6,187,500          62       22,338                          22,400
  Net loss..........................                                                                  (13,510)        (13,510)
                                     ----------------   ------------  ----------  ------------  -------------   ---------------
Balance at March 29, 1997...........                       6,792,500          68       24,532         (16,225)          8,375
  Issuance of Common Stock..........                       2,062,500          21        7,479                           7,500
  Common stock purchase
    warrant issued in
    connection with
    Debentures......................                                                      203                             203
  Issuance Costs of Series A
    Preferred Stock.................                                                     (746)                           (746)
  Dividends accruing on Series
    A Preferred Stock...............                                                   (2,439)                         (2,439)
  Issuance of Common Stock in
    connection with business
    acquisitions and licenses.......                         135,575           1        1,478                           1,479
  Net loss..........................                                                                  (76,211)        (76,211)
                                     -----------------  ------------  ----------  ------------  -------------   ---------------
Balance at March 28, 1998...........  $      --            8,990,575         $90      $30,507        $(92,436)       $(61,839)
                                     =================  ============  ==========  ============  =============   ===============

                            See accompanying notes.

                     GENESIS DIRECT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                                      PERIOD
                                                                                                   JUNE 8, 1995
                                                                                               (DATE OF INCEPTION)
                                                                                                        TO
                                                                  YEAR ENDED                      MARCH 30, 1996
                                                 ------------------------------------------   ---------------------
                                                     MARCH 28, 1998        MARCH 29, 1997
                                                 ---------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss.......................................       $  (76,211)           $  (13,510)           $   (2,715)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
 Depreciation and amortization..................            6,104                 1,303                    52
 Provision for losses on accounts receivable....            1,161
 Non-cash interest expense......................            3,110                   966
 Changes in operating assets and liabilities
  net of business acquired:.....................
 Accounts receivable............................           (1,641)                1,102
 Merchandise inventory..........................          (11,703)                 (161)                  (50)
 Deferred advertising costs and other
  current assets................................           (4,075)               (1,569)                  (84)
 Accounts payable and accrued liabilities.......            6,257                (1,038)                  849
 Other assets...................................             (620)                 (221)                 (100)
 Other liabilities..............................              139                  (333)                   80
                                                 ---------------------- -------------------   ---------------------
 Net cash used in operating activities..........          (77,479)              (13,461)               (1,968)
CASH FLOWS FROM INVESTING ACTIVITIES
 Intangibles....................................              (71)                 (550)                  (42)
 Acquisition of property, equipment and
  leasehold improvements........................          (15,964)               (3,000)                 (448)
 Cash paid for acquired businesses, net of                (34,321)              (19,223)                 (224)
  cash acquired.................................
 Decrease (increase) in restricted cash.........              172                (2,200)                 (240)
                                                 ---------------------- -------------------   ---------------------
 Net cash used in investing activities..........          (50,184)              (24,973)                 (954)
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from (repayment of) line of
  credit........................................           12,484                  (722)                  722
 Proceeds from issuance of Debentures--related
  parties.......................................            7,500                22,500
 Proceeds from sale of Member Interest or
  Common Stock..................................            8,246                22,400                 2,200
 Proceeds from sale of Series A Preferred
  Stock, net of issuance costs..................           67,379
 Proceeds from bridge note borrowing............           26,175
 Proceeds from term loan........................            5,000
 Payments of notes payable......................           (4,411)
                                                 ---------------------- -------------------   ---------------------
 Net cash provided by financing activities......          122,373                44,178                 2,922
                                                 ---------------------- -------------------   ---------------------
 (Decrease) net increase in cash and cash
  equivalents...................................           (5,290)                5,744
 Cash and cash equivalents at beginning of
  period........................................            5,744
                                                 ---------------------- -------------------   ---------------------
 Cash and cash equivalents at end of period.....       $      454            $    5,744            $       --
                                                 ---------------------- -------------------   ---------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Interest paid..................................       $    2,134            $      197            $        5
                                                 ---------------------- -------------------   ---------------------
SUPPLEMENTAL DISCLOSURES OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES
 Acquisitions:
      Liabilities assumed.......................       $   13,145            $   17,029
      Issuance of notes payable.................            5,160                 9,349
      Issuance of Common Stock..................            1,029
      Obligations under noncompete agreements...            1,605                 2,610
 Issuance of Common Stock in connection                       450
  with licensing agreements.....................
 Conversion of debt to Series A Preferred                  26,175
  Stock.........................................
 Dividend on Series A Preferred Stock...........            2,439
 Reduction of seller notes payable in                       1,000
  connection with the subsequent sale of
  net assets acquired...........................
 Capital leases.................................            5,818

                            See accompanying notes.

                     GENESIS DIRECT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                 MARCH 28, 1998

1. ORGANIZATION

     Genesis Direct, Inc. and subsidiaries (collectively "Genesis Direct" or the "Company") is engaged in catalog, direct and database marketing serving customers principally in the United States, Europe and Japan. The Company's current catalog business offers a broad range of consumer products.

     Genesis Direct, LLC, the predecessor to Genesis Direct, Inc., was formed on June 8, 1995 to develop a direct marketing company through the acquisition and start-up of catalog businesses. On June 25, 1996, the assets and liabilities of Genesis Direct, LLC were contributed to Genesis Direct, Inc. in exchange for 605,000 shares of Common Stock. The assets and liabilities contributed by Genesis Direct, LLC were valued at their carryover basis in accordance with accounting for predecessor companies. The 605,000 shares issued in exchange for the contribution of assets and liabilities were assigned a value equal to the original cash contributions to Genesis Direct, LLC by its members.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     For the period subsequent to June 25, 1996, the consolidated financial statements include the accounts of Genesis Direct, Inc. and its wholly-owned subsidiaries. Prior to June 25, 1996, the financial statements included the accounts of Genesis Direct, LLC. All significant intercompany accounts and transactions have been eliminated.

     BASIS OF PRESENTATION

     All amounts, except share and per share data are presented in thousands, unless otherwise indicated.

     FISCAL YEAR

     The Company's fiscal year ends on the Saturday next preceding April 1, resulting in either a 52 or 53 week fiscal year. The year ended March 28, 1998 ("fiscal 1997") was a 52-week year, the year ended March 29, 1997 ("fiscal 1996") was a 52-week year and the period ended March 30, 1996 ("fiscal 1995") was from inception on June 8, 1995.

     CASH EQUIVALENTS

     Cash equivalents consist of highly liquid investments with original maturities of three months or less when purchased.

     RESTRICTED CASH

     Restricted cash represents amounts deposited in a bank to support letters of credit in connection with certain of the Company's lease obligations.

     CONCENTRATION OF CREDIT RISK

     Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist of cash and cash equivalents and trade accounts receivable. The Company restricts its temporary cash investments to financial institutions with high credit standing. Accounts receivable represent sales to governmental agencies and other institutional customers throughout the United States. The Company performs periodic credit evaluation of these customers but does not require collateral.

                     GENESIS DIRECT, INC. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     MERCHANDISE INVENTORY, NET

     Merchandise inventory, consisting principally of finished goods, is stated at the lower of cost (first-in, first-out) or market. Merchandise inventory reflects valuation reserves of approximately $3,926 and $1,390 at March 28, 1998 and March 29, 1997, respectively.

     PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from five to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the improvement or the remainder of the lease term.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     LONG-LIVED ASSETS

     The Company periodically assesses long-lived assets, including goodwill and other intangibles for recoverability. The Company's assessment at March 28, 1998 is based on undiscounted projected operating results of the acquired businesses. Management believes that these projections are reasonable, however, actual future operating results may differ.

     FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of financial instruments have been determined by the Company using available market information, including current interest rates, and the following valuation methodologies:

     Cash and cash equivalents--the carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values because of the short maturity of these instruments.

     Notes receivable--the fair value is estimated on the basis of discounted cash flow analyses, using appropriate interest rates for similar maturities.

     Notes payable, Long-term debt and Debentures--related parties--the fair value is estimated on the basis of rates offered to the Company for debt of similar maturities.

     REVENUE RECOGNITION

     Sales are recorded at the time of shipment and a provision for anticipated merchandise returns, net of exchanges, is recorded based upon historical experience.

                     GENESIS DIRECT, INC. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     ADVERTISING AND PROMOTION COSTS

     Recognition of advertising costs is in accordance with the provisions of the AICPA Statement of Position 93-7, Reporting of Advertising Costs. Advertising costs other than direct response are expensed at the time the initial advertising takes place. Direct response advertising costs, consisting primarily of catalog design, printing and postage expenditures, are amortized over the period during which associated net revenues are expected, generally approximating three months or less. Direct response and other advertising expenses were $42,528 and $3,740 for fiscal 1997 and fiscal 1996, respectively. As of March 28, 1998 and March 29, 1997, $10,239 and $1,379, respectively, of direct response and other advertising costs are reflected as deferred charges.

     INCOME TAXES

     Deferred income taxes are determined using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     BUSINESS COMBINATIONS

     The Company has accounted for all business combinations under the purchase method of accounting. Under this method the purchase price is allocated to the assets and liabilities of the acquired enterprise as of the acquisition date based on their estimated respective fair values and, under certain circumstances, are subject to revision for a period not to exceed one year from the date of acquisition. In certain cases, the purchase price is subject to adjustment based upon the verification of financial position and results of operations of the acquired business as of a specified date. The results of operations of the acquired enterprises are included in the Company's consolidated financial statements for the periods subsequent to the acquisitions.

     GOODWILL

     Goodwill represents the cost in excess of fair value of the net assets of businesses acquired and is being amortized over periods from ten to forty years.

     INTANGIBLES

     Intangible assets include the cost of agreements not-to-compete entered into in connection with certain business combinations and costs to acquire customer mailing lists. The costs of non-compete agreements are amortized over the terms of the agreements. The costs of acquired customer lists are amortized over the period which the acquired company, based on historical experience, retains its customers, generally three years.

     COMPUTER SOFTWARE

     The Company capitalizes the cost of computer software purchased from third parties which is amortized over five years. Internal costs incurred to modify purchased software and to develop software for internal use are expensed as incurred.

                     GENESIS DIRECT, INC. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     LOSS PER SHARE

     Loss per share amounts for all periods are based on the provisions of Statement of Financial Accounting Standards No. 128 Earnings Per Share. Diluted loss per share is not presented since the effect of all potentially dilutive securities is anti-dilutive. In addition, no shares have been issued since inception for amounts representing nominal consideration.

     All common share and per share information reflects a 275 for-one stock split. See Note 17.

     RECLASSIFICATION

     Certain amounts in the fiscal 1996 financial statements have been reclassified to conform with the fiscal 1997 presentation.

3. NOTE RECEIVABLE

     The note was received in connection with the sale of certain assets, bears interest at 6% and is payable in 20 quarterly installments beginning January 1998.

4. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consist of the following:

                                                             MARCH 28, 1998   March 29, 1997
                                                             --------------  ----------------
  Equipment, furniture and fixtures........                         $ 9,150            $2,293
  Computer equipment and software..........                           7,410             1,372
  Leasehold improvements...................                          11,385               406
                                                                    -------            ------
                                                                     27,945             4,071
  Less accumulated depreciation............                           2,306               535
                                                                    -------            ------
                                                                    $25,639            $3,536
                                                                    =======            ======

     Depreciation expense was approximately $2,056, $505 and $32 for fiscal 1997, fiscal 1996 and fiscal 1995, respectively.

5. CAPITAL LEASES

     The Company leases equipment under certain capital leases. Amortization of assets under capital leases is included in depreciation expense. Future minimum lease payments and the maturities of the obligations under capital leases at March 28, 1998 are as follows:

  1998.........................................................................................    $2,278
  1999.........................................................................................     2,278
  2000.........................................................................................     1,974
  2001.........................................................................................       456
  2002.........................................................................................       345
  Thereafter...................................................................................        15
                                                                                               ----------
  Total minimum lease payments.................................................................     7,346
  Less interest................................................................................     1,528
  Less current portion of obligations under capital lease......................................     1,840
                                                                                               ----------
  Obligations under capital lease, net of current portion......................................    $3,978
                                                                                               ==========

6. ACCRUED EXPENSES

                                                         MARCH 28, 1998         MARCH 29, 1997
                                                       -------------------  ----------------------
  Sales returns............................                        $   592                  $  169
  Employee compensation....................                          1,346                     627
  Interest.................................                          2,352                     966
  Reorganization costs.....................                          4,597                   2,212
  Accrued inventory........................                            613                      15
  Due to customers.........................                          1,401                     709
  Other....................................                          3,648                   2,187
                                                                   -------                  ------
                                                                   $14,549                  $6,885
                                                                   =======                  ======

7. ACQUISITIONS

     FISCAL 1997


     In April 1997, Genesis acquired certain assets and assumed certain liabilities of Artesania, Inc. ("Ninos"). Ninos is engaged in the direct marketing of children's bilingual educational products. The aggregate purchase price, including all direct costs, was approximately $1,358. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $1,298 which has been recorded as goodwill.

     In April 1997, Genesis acquired certain assets and assumed certain liabilities of Center for Applied Psychology, Inc. ("Childswork/Childsplay"). Childswork/Childsplay is engaged in the direct marketing of children's educational products to the school and professional markets. The aggregate purchase price, including all direct costs, was approximately $2,245. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $997 which has been recorded as goodwill.

     In June 1997, Genesis acquired certain assets from and entered into a license agreement with Global Friends Collection, Inc. ("Global Friends"). Global Friends is engaged in the direct marketing of collectible dolls and related merchandise. The preliminary aggregate purchase price, including all direct costs, was approximately $1,394 and was partially financed through the issuance of a $210 non-interest bearing note payable to the seller. This note has been discounted to its present value using an effective annual interest rate of 12%. The cost of the acquisition exceeded the fair value of the acquired assets by approximately $718 which has been recorded as goodwill.

     In August 1997, Genesis acquired all of the outstanding common stock of Fanfare Enterprises, Inc. ("Fanfare"). Fanfare is engaged in the direct marketing of consumer products relating to the performing arts. The preliminary aggregate purchase price, including all direct costs, was approximately $4,888 and was partially financed through the issuance of a $500 interest bearing (8%) note payable to the sellers. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $2,549 which has been recorded as goodwill.

     In October 1997, the Company acquired certain assets and assumed certain liabilities of H&L Productions, Inc. ("NASCAR"). NASCAR is engaged in the direct marketing of licensed NASCAR merchandise and other collectibles. The preliminary aggregate purchase price, including all direct costs, was approximately $6,455 and was partially financed through the issuance of an aggregate of $1,325 interest bearing (5.76%) convertible notes and $1,075 interest bearing (5.76%) notes payable to the sellers. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $5,820 which has been recorded as goodwill. The principal former stockholder, who is employed by the Company, is also entitled to certain additional payments based on operating results for the year ended December 31, 1997. The portion of such additional payments, if any, attributable to operating results subsequent to the date of acquisition will be accounted for as compensation expense in accordance with Emerging Issues Task Force (EITF) Issue No. 95-8.

                     GENESIS DIRECT, INC. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7. ACQUISITIONS (CONTINUED)

     In October 1997, Genesis acquired all of the outstanding common stock of Zig Zag Imports, Inc. ("Soccer Madness"). Soccer Madness is engaged in the direct marketing of licensed and other sports merchandise. The preliminary aggregate purchase price, including all direct costs, was approximately $3,090 and was partially financed through the issuance of 2,750 shares of Common Stock valued at $10.91 per share and $1,050 interest-bearing (7.0%) notes payable to the sellers. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $2,516 which has been recorded as goodwill.

     In January 1998, the Company completed the acquisition of certain assets and certain liabilities of Select Service & Supply Co., Inc. ("Sportime"). Sportime is engaged in the direct marketing of licensed and other sports merchandise. Payment of the aggregate preliminary purchase price of approximately $20.8 million included cash of $18.1 million, a $1.0 million 8% term note, $0.4 million of non-compete payments due in equal quarterly installments through January 2002 and the issuance of 91,575 shares of Common Stock valued at $10.91 per share.

     The following unaudited pro forma summary presents the combined results of operations as if the fiscal 1997 acquisitions and fiscal 1996 acquisitions had occurred on March 31, 1996:

                                          YEAR ENDED                         YEAR ENDED
                                   -------------------------  ----------------------------------------
                                        MARCH 28, 1998                     MARCH 29, 1997
                                   -------------------------  ----------------------------------------
  Net sales...................                     $143,404                                  $136,139
  Net loss....................                      (74,967)                                  (22,518)
  Pro forma loss per share....                     $  (8.82)                                 $  (7.85)

     The unaudited pro forma information is not necessarily indicative either of results of operations that would have occurred had the acquisitions been made on March 31, 1996 or future results of operations of the combined companies.

     FISCAL 1996

     In December 1996, Genesis acquired all of the outstanding common stock of Athletic Supply of Dallas, Inc. ("ASD"). ASD is engaged in the direct marketing of licensed and other sports merchandise. The aggregate purchase price, including all direct costs, was approximately $10,000 and was partially financed through the issuance of $5,000 of non-interest bearing notes payable to the sellers. These notes payable have been discounted to their present value at an effective annual interest rate of 12%. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $11,413 which has been recorded as goodwill. On the date of acquisition, the Company determined it would divest the fulfillment operations of ASD and expected that divestiture to occur within one year.

     In October 1997, the Company completed the sale of the assets and liabilities of the fulfillment operations of ASD to one of ASD's former shareholders. The aggregate proceeds from the sale were approximately $2.7 million, including a $1.0 million reduction in the outstanding principal balance of the existing seller note payable. The amounts of loss from operations and allocated interest costs for the period prior to the sale which were excluded from the determination of net loss in accordance with EITF Issue No. 87-11 were not material. The sale resulted in a reduction of goodwill of approximately $2.8 million.

     In December 1996, Genesis acquired certain assets and assumed certain liabilities of Manny's Baseball Land, Inc. ("ProTeam"). ProTeam is engaged in the direct marketing of licensed and other sports merchandise. The aggregate purchase price, including all direct costs, was approximately $10,932 and was partially financed through the issuance of $5,275 of non-interest bearing notes payable to the sellers. These notes payable have been discounted to their present value at an effective annual interest rate of 12%. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $11,351 which has been recorded as goodwill.

                     GENESIS DIRECT, INC. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7. ACQUISITIONS (CONTINUED)

     In February 1997, Genesis acquired certain assets and assumed certain liabilities of First Step Design Ltd. ("Hand In Hand"). Hand In Hand is engaged in the direct marketing of children's games, educational material, and related products. The aggregate purchase price, including all direct costs, was approximately $2,486. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $2,119 which has been recorded as goodwill.

     During fiscal 1996, in separate transactions, Genesis acquired certain assets and assumed certain liabilities of Lilliput Motor Company, Inc., Duclos Direct Marketing, Inc. and The Thursley Group, Inc., all of which are engaged in direct marketing of consumer products. The aggregate purchase price for these businesses, including all direct costs, was approximately $2,416, and was partially financed through the issuance of $800 of non-interest bearing notes payable to the sellers. These notes payable have been discounted to their present value at an effective annual interest rate of 12%. The cost of the acquisitions exceeded the fair value of acquired businesses' net assets by approximately $2,917 which has been recorded as goodwill.

     In conjunction with each of the transactions described above, certain individuals and the Company entered into agreements not-to-compete. These agreements cover periods ranging from six months to four years from the date of the respective transactions. The cost of these agreements totaled approximately $1,605 and $2,610 for the acquisitions completed during fiscal 1997 and fiscal 1996, respectively. Such amounts are generally payable over the term of the agreements. Certain of these obligations have been discounted to their present value at an effective annual interest rate of 12%.

     In connection with certain of the transactions described above, the Company has adopted, although in certain cases not finalized, plans to relocate the operations of the acquired businesses. Such plans are finalized when the date of integration of the acquired business into the Company's call center and distribution center is determined, which, in all cases, has been within one year of the date of consummation of the acquisition. The Company has recorded estimated liabilities aggregating approximately $4,597 as of March 28, 1998 (of which $589 was paid in fiscal 1997) and $2,212 as of March 27, 1997 (of which none was paid in fiscal 1996), and related principally to employee termination costs and remaining lease obligations. The ultimate amounts incurred may differ from the amounts recorded. Any such differences will result in an adjustment to these estimated liabilities and a corresponding adjustment, within one year from each acquisition date, to goodwill, unless the differences result from events occurring after the consummation date, which differences will be expensed when incurred.

     In connection with certain of the transactions described above, the Company has pledged all of its member interests in the respective LLC subsidiary formed for the purpose of acquiring the business of the sellers and provided a guarantee of the notes payable.

8. SERIES A PREFERRED STOCK

     In September and December 1997, the Company sold an aggregate of 94,300 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") including 32,857 shares to the holders of shares of the Company's common stock and outstanding debentures. Dividends at an annual rate of 6% are cumulative from the date of issuance and are payable in cash or shares of Common Stock, at the option of the Company. Upon liquidation or conversion, in connection with a qualifying sale or initial public offering, as defined, dividends are payable only to the extent required to yield the holders of Series A Preferred Stock an annualized compound rate of return, as defined, of 30%.

                     GENESIS DIRECT, INC. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8. SERIES A PREFERRED STOCK (CONTINUED)

     The Company at its option may redeem all shares, but not less than all shares, of Series A Preferred Stock on or after January 31, 2005 at an amount equal to liquidation value. Liquidation value is $1,000 per share plus any unpaid dividends. As of March 28, 1998 dividends of $2,439 have accrued on Series A Preferred Stock. The holders of Series A Preferred Stock may elect to require the Company to redeem all such shares on or after January 31, 2005. Upon such mandatory redemption, the holder would be entitled to receive the liquidation value in cash. If the Company fails to redeem all such shares the dividend rate shall be increased to 14% per annum, payable quarterly in cash until such shares are redeemed.

     The Series A Preferred Stock is convertible, at the holders option, at any time into shares of Common Stock at an initial conversion price of $10.91 per share, subject to adjustment. The Series A Preferred Stock is subject to automatic conversion upon the completion of (i) a qualifying initial public offering, as defined, at an initial conversion of $10.91 per share, subject to adjustment. Potential adjustments to the initial conversion price for both optional and automatic conversions would result principally from the issuance or sale of certain equity instruments, as defined, at less than the initial conversion price per share by the Company prior to the date of such conversions.

     The holders of Series A Preferred Stock are entitled to vote together with the holders of shares of Common Stock as a single class. Each holder of Series A Preferred Stock is entitled to that number of votes such holder would be entitled if the holder had converted the shares of Series A Preferred Stock into shares of Common Stock.

     The purchase of an aggregate of 26,175 shares of Series A Preferred Stock was completed through the conversion in September 1997 of $26,175,000 principal amount of 8% notes payable issued by the Company during August and September 1997. Such notes payable were automatically convertible into shares of the Series A Preferred Stock at a conversion price of $1,000 per share (which is equivalent to $3.63 per share after the Stock Split) which represents the price at which all shares of Series A Preferred Stock issued by the Company were sold and which are all convertible into shares of Common Stock at a conversion price of $10.91 per share. See Note 17.

                     GENESIS DIRECT, INC. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9. NOTES PAYABLE AND LONG-TERM DEBT

     The Company's notes payable and long-term debt consists of the following:

                                                                      MARCH 28, 1998            MARCH 29, 1997
                                                                 ------------------------  ------------------------
Revolving credit note payable to bank..........................           $12,483

Term loan payable to bank......................................             5,000

Non-interest bearing notes payable (discounted at 12%) to
 sellers in a business acquisition, due in quarterly
 installments through March 1999...............................             2,125                   $ 4,414

Non-interest bearing notes payable (discounted at 12%) to
 sellers in a business acquisition, balance due in December
 1998..........................................................             2,446                     4,682

5.76% notes payable to sellers in a business acquisition, due
 in semi-annual installments of $358 beginning April 1998......             1,075

5.76% convertible note ("convertible note") payable to
 sellers in a business acquisition, due in semi-annual
 installments of $442 (subject to adjustment) beginning
 April 1999....................................................             1,325

7% notes payable to sellers in a business acquisition, due in
 annual installments of $350 beginning October 1998............             1,050

8% notes payable to sellers in a business acquisition, due in
 April 1998....................................................               500

Non-interest bearing notes payable (discounted at 11.4%) to
 sellers in a business acquisition, due February 1998..........                                         321

Non-interest bearing notes payable (discounted at 12%) to
 sellers in a business acquisition, due December 1998..........               276                       533

Non-interest bearing notes payable (discounted at 12%) to
 sellers in a business combination, due March 1999.............               179                       242

Non-interest bearing notes payable (discounted at 12%) to
 sellers in a business combination, due in annual
 installments of $105 beginning June 1998......................               195
8% notes payable to sellers in a business acquisition,  due in
 semi-annual installments of $250 beginning July, 1998.........             1,000
                                                                 ------------------------  ------------------------
                                                                           27,654                    10,192
Less current portion...........................................            20,478                     5,274
                                                                 ------------------------  ------------------------
                                                                          $ 7,176                   $ 4,918
                                                                 ========================  ========================

     The principal balance of the convertible note is subject to reduction based on a measurement of operating results, as defined, of the acquired business. The determination of such reduction, if any, has not been finalized and will result in a reduction of goodwill. Upon the completion of an initial public offering of the Company's Common Stock, the holder may elect to convert the balance of this note into Common Stock at a rate of $10.91 per share. See Note 17.

                     GENESIS DIRECT, INC. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9. NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

     The principal balances of certain of the seller notes described above are subject to adjustments to reflect finalization of the applicable purchase transaction. Such potential adjustments principally relate to measurements of financial targets and indemnification provisions of the purchase agreements.

     In May 1997, the Company entered into a $30 million revolving credit and term loan facility (the "Credit Agreement"), with a commercial lender. Under the Credit Agreement, the Company may borrow up to $25 million (including $2 million reserved for issuance of letters of credit) under a revolving credit facility based on eligible collateral which includes specified percentages of certain accounts receivable and inventory. As of March 28, 1998, based on existing collateral the Company had approximately an additional $2.4 million available under the revolving credit facility. All borrowings under the revolving credit facility bear interest at the prime rate plus 0.5% or LIBOR plus 3%, at the Company's option. The term loan bears interest at the prime rate plus 0.5% with annual payments of $800 beginning in May 1998 and the balance payable in May 2002. Among other things, the Credit Agreement restricts the Company's ability to incur additional indebtedness, pay dividends on Common Stock and requires the Company to maintain a specified level of consolidated net worth, as defined.

     Short-term borrowings at March 28, 1998 were at weighted-average interest rates of 9%.

     As of March 28, 1998, maturities, excluding imputed interest, of notes payable and long-term debt over the next five fiscal years are as follows:

  1998.........................................................................................    20,478
  1999.........................................................................................     2,984
  2000.........................................................................................     1,592
  2001.........................................................................................       800
  2002.........................................................................................     1,800

10. DEBENTURES PAYABLE--RELATED PARTIES

     On June 25, 1996, the Company entered into a Note and Stock Purchase Agreement (as amended, the "Note and Stock Purchase Agreement") with GE Investment Private Placement Partners II ("GEIPPP II") and Genesis Direct LP ("GDLP"). Pursuant to the Note and Stock Purchase Agreement, between June 1996 and April 1997, the Company issued to GEIPPP II 2,750,000 shares of the Company's common stock and $30.0 million principal amount of debentures (the "Debentures"), in consideration of $40.0 million in cash.

                     GENESIS DIRECT, INC. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

10. DEBENTURES PAYABLE--RELATED PARTIES (CONTINUED)

     The Debentures are subordinated to all other outstanding obligations, bear interest at 8% and are due June 1, 2003. The Debentures are convertible, at an initial conversion price of $4.18 per share, into 7,173,913 shares of Common Stock at any time after the earlier of (i) June 25, 2001, (ii) a qualified initial public offering, as defined, or (iii) a change in control event, as defined. At the time of such conversion, the Company has the option to redeem up to 75% of the principal amount of the Debentures surrendered for conversion. The Debentures also are redeemable at the option of the Company any time after the earlier of (i) a qualified initial public offering, as defined, or (ii) June 25, 1998 at an amount which provides a total annualized return of 30% of the principal amount being redeemed ("prepayment interest rate"). Any such redemption will result in the difference between interest accrued and interest due at the prepayment interest rate being recorded as an extraordinary charge to earnings in the period in which the prepayment occurs. At the date of redemption, however, the holders of the Debentures, have the right to convert up to 32 1/2 percent of the principal amount being redeemed. The Debentures provide for mandatory prepayment at the option of the holders upon occurrence of defined mandatory prepayment events which principally relate to the continued involvement and ownership of the founders. The holder of the Debentures is also one of the Company's principal common stockholders.

     The Debentures bear interest at an annual rate of 8% (payable semi-annually on December 1 and June 1) with 6% of such interest deferred through June 1, 1997, 4% deferred through June 1, 1998 and 2% deferred through June 1, 1999. The deferred interest bears interest at 8% and is payable, at the Company's option, in either cash or Common Stock at the earlier of either June 1, 2003 or a conversion or redemption of the Debentures as described above. Total interest expense on the Debentures was $2,419 and $667 for fiscal 1997 and fiscal 1996, respectively.

11. STOCKHOLDERS' EQUITY

     In conjunction with a subsequent sale of Series A Preferred Stock the parties to the Note and Stock Purchase Agreement entered into Amendment No. 3 to the Note and Stock Purchase Agreement. In consideration for entering into such amendment, the Company issued to a holder of the Debentures and Common Stock four warrants each to purchase up to 68,750 shares of the Common Stock at an exercise price of $10.91 per share, subject to adjustment. The warrants are exercisable at any time after the Company completes an initial public offering of its Common Stock. The warrants expire on September 25, 1998, March 17, 1999, May 25, 1999 and July 4, 1999, respectively. The warrants had a fair value of $200 at the date of grant which has been accounted for as additional paid-in capital and interest expense.

     As of March 28, 1998 the Company has reserved shares of Common Stock for issuance as follows:


                                                                                                    NUMBER OF
                                                                                                    ---------
                                                                                                     SHARES
                                                                                                     ------
      Conversion of outstanding Series A Preferred Stock....................................        8,891,850
      Conversion of outstanding Debentures..................................................        2,331,521
      Exercise of common stock purchase warrants............................................          275,000
      Conversion of seller note payable.....................................................          128,333
      Exercise of common stock options......................................................        1,847,450
                                                                                                   ----------
         Total shares reserved..............................................................       13,474,154
                                                                                                   ==========

                     GENESIS DIRECT, INC. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

12. STOCK OPTION PLAN

     During fiscal 1996, the Company's Board of Directors adopted the Genesis Direct, Inc. 1997 Long-Term Incentive Plan (the "Plan"). Under the terms of the Plan, the Board of Directors or committee thereof may grant stock options, stock appreciation rights, or restricted stock at such prices as may be determined by the Board of Directors. The maximum number of shares subject to the Plan is 1,847,450. Generally, the options vest ratably over five years and expire after ten years. Vested options are exercisable at the end of year ten or earlier in the event the Company completes an initial public offering of its Common Stock.

     Option activity under the plan is as follows:

                                                                                                  NUMBER OF
                                                                                                   OPTIONS
                                                                                               ---------------
Outstanding at March 31, 1996................................................................               --
     Granted.................................................................................          498,025
     Forfeited...............................................................................               --
                                                                                               ---------------
  Outstanding at March 29, 1997..............................................................          498,025
     Granted.................................................................................        1,170,675
     Forfeited...............................................................................          111,650
                                                                                               ---------------
  Outstanding at March 28, 1998..............................................................        1,557,050
                                                                                               ===============

     Of the grants made under the Plan, 412,500 have an exercise price of $16.36 per share and the remainder have an exercise price of $10.91 per share. No options were exercisable at March 29, 1997 or March 28, 1998.

     The weighted-average grant date fair value of options was $3.19 and $2.91 per share for fiscal 1997 and fiscal 1996, respectively. At March 28, 1998, the outstanding options have a weighted average remaining contractual life of 9.4 years.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for fiscal 1997 and fiscal 1996: weighted-average risk-free interest rates of 5.5% and 6.5%, respectively; no dividends; a near-zero volatility factor of the expected market price of Common Stock and a weighted-average expected life of the options of 5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Had the Company accounted for its employee stock options under the fair value method of SFAS No. 123, the increase in the Company's net loss would have been approximately $226 ($.03 per share) for fiscal 1997 and approximately $22 ($.01 per share) for fiscal 1996. The pro forma impact of accounting for stock options under SFAS No. 123 could be significant in future periods.

                     GENESIS DIRECT, INC. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

13. COMMITMENTS

     The Company leases certain office and distribution facilities, as well as certain equipment, under long-term operating leases. Lease terms range from five to ten years, with renewal options of up to ten years. In addition, certain of the leases require the Company to pay additional rents based on costs of operating the property and contain certain escalation clauses.

     Future minimum lease payments under the leases for the next five fiscal years are approximately as follows:

   1998.........................................................................................         $5,751
   1999........................................................................................           5,176
   2000........................................................................................           5,003
   2001........................................................................................           4,785
   2002........................................................................................           3,946
   Thereafter..................................................................................           8,758

     Rent expense was $5,506, $428 and $86 for fiscal 1997, fiscal 1996 and fiscal 1995, respectively.

     Pursuant to employment agreements, three senior executives each receive an annual base salary of $400,000 subject to annual review and increase. In addition, each senior executive is entitled to receive a bonus of up to 50% of his annual base salary depending on performance results. If a senior executive's employment is terminated either by the Company without cause (as defined in the employment agreements) or by such senior executive for good reason (as defined in the employment agreements), the Company is required to pay to such senior executive two times the senior executive's annual base salary plus two times the highest annual bonus paid to the senior executive during the 36-month period ending the date of termination.

14. INCOME TAXES

     No provision (benefit) for income taxes has been recorded for fiscal 1996 or fiscal 1997 due to the fact that the Company was an LLC for the period from June 8, 1995 (date of inception) to June 21, 1996 and due to net operating losses incurred in the subsequent periods for which a full valuation allowance has been provided.

     Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                     MARCH 28, 1998  MARCH 29, 1997
                                                                                     --------------  --------------
Deferred tax liabilities:
     Property, plant and equipment.................................................         $    --          $  245
     Goodwill......................................................................           2,368           1,149
                                                                                            -------          ------
        Total deferred tax liabilities.............................................           2,368           1,394
  Deferred tax assets:
     Accounts receivable...........................................................             645             527
     Inventory.....................................................................           3,209              73
     Intangible assets.............................................................             801
     Property and equipment........................................................             265
     Accrued liabilities...........................................................           2,406           2,670
     Net operating loss carryforwards..............................................          29,855           3,913
                                                                                            -------          ------
  Total deferred tax assets........................................................          37,181           7,183
  Valuation allowance..............................................................          34,813           5,789
                                                                                            -------          ------
  Net deferred tax assets..........................................................           2,368           1,394
                                                                                            -------          ------
  Net deferred tax (assets) liabilities............................................         $    --          $   --
                                                                                            =======          ======

                     Genesis Direct, Inc. and Subsidiaries

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

14. INCOME TAXES (CONTINUED)

     As of March 28, 1998, the Company has approximately $78 million of federal tax net operating loss carryforwards which will expire in 2012 and 2013. The Company also has approximately $75 million of state tax net operating loss carryforwards which will expire in 2004 and 2005.

     The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss carryforwards and tax credit carryforwards in periods following a corporate "ownership change". In general, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% stockholders" has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. As a result of cumulative changes in the Company's ownership which have occurred, including the initial public offering completed in May 1998, the Company's net operating loss carryforwards will be significantly limited.

     The reasons for the difference between the total expense (benefit) and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follow:

         Statutory rate applied to pre-tax loss                 ($25,908)
         Permanent differences                                       126
         Change in valuation allowance                            25,782
                                                                --------
                                                                 $     0
                                                                ========

15. EMPLOYEE BENEFIT PLAN

     The Company has established a defined contribution employee savings plan pursuant to Internal Revenue Code Section 401(k) which allows employees meeting certain eligibility requirements to contribute up to 15% of their annual compensation. The Company matches these contributions at a rate of 50% of the employees' pre-tax contributions up to a maximum of 6% of the employee's annual compensation. The Company's contributions for fiscal 1997 and fiscal 1996 were $53 and $26, respectively.

16. SALES AND USE TAX

     A 1992 Supreme Court decision confirmed that the Commerce Clause of the United States Constitution prevents a state from requiring the collection of its use tax by a mail order company unless the company has a physical presence in the state. However, there continues to be uncertainty due to inconsistent application of the Supreme Court decision by state and federal courts. The Company attempts to conduct its operations in compliance with its interpretation of the applicable legal standard, but there can be no assurance that such compliance will not be challenged.

     In recent challenges, various states have sought to require companies to begin collection of use taxes and/or pay taxes from previous sales. The Company has not received assessments from any state. The amount of potential assessments, if any, cannot be reasonably estimated.

     The Supreme Court decision also established that Congress has the power to enact legislation which would permit states to require collection of use taxes by mail order companies. Congress has from time to time considered proposals for such legislation. The Company anticipates that any legislative change, if adopted, would be applied only on a prospective basis.

                     GENESIS DIRECT, INC. AND SUBSIDIARIES

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

17. SUBSEQUENT EVENTS

     In April 1998, the Company acquired Biobottoms, a company engaged in the direct marketing of children's apparel. Payment of the aggregate purchase price of $2.27 million consisted of (i) $1.0 million of cash, (ii) $1.17 million of notes, bearing interest at an annual rate of 7.0%, of which $670,000 is due in August 1998 and the balance is due in August 1999 and (iii) $100,000 of non-compete payments due in equal annual installments of $50,000 due in April 1999 and April 2000. The excess of the purchase price over the estimated fair value of the net assets acquired will be recorded as goodwill. The acquisition will be accounted for under the purchase method of accounting.

     In May 1998, the Company effected a 275 for 1 stock split. All common share and per share information in the accompanying financial statements has been retroactively restated to reflect this stock split.

     In May 1998, the Company completed an initial public offering of its Common Stock (the "Initial Public Offering"). A total of 11,125,000 shares of Common Stock were sold to the public, of which 9,625,000 were sold by the Company and 1,500,000 were sold by certain stockholders of the Company. The Company received net proceeds of $134,990,625 from the Initial Public Offering, after deducting underwriters commissions of $10,846,875. The Company used (i) approximately $28.0 million of the net proceeds to redeem a portion of the Company's outstanding Debentures, (ii) approximately $7.75 million of the net proceeds to repay notes issued in April 1998 to the holder of the Debentures in the principal amount of $7.65 million, (iii) approximately $10.0 million of the net proceeds to repay a portion of its borrowings under the Credit Agreement,
(iv) approximately $0.7 million of the net proceeds for the Fan and Fun acquisition completed in June 1998, (v) approximately $5.5 million of the net proceeds for capital expenditures, and (vi) approximately $35.0 million of the net proceeds for working capital. In connection with the Initial Public Offering, the remainder of the Debentures were converted into 2,331,521 shares of Common Stock and the convertible note was converted into 128,333 shares of Common Stock. In addition, all of the outstanding shares of Series A Preferred Stock were converted, in accordance with their terms, into 8,644,156 shares of Common Stock, and the related accrual for unpaid dividends was reversed.

     The Company's Board of Directors approved grants to certain executives aggregating 495,000 stock options at an exercise price of $23.64 and 660,000 stock options at an exercise price of $30.91. Such options were granted upon the completion of the Initial Public Offering and vest in full on March 2, 2000 and March 2, 2001, respectively, and expire after ten years from the date of grant. In addition, effective upon the consummation of the Initial Public Offering, a total of 4,125,000 shares of Common Stock are reserved for issuance upon exercise of options granted under the Plan.

                                  SCHEDULE II
                             GENESIS DIRECT, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                   COLUMN A                        COLUMN B              COLUMN C              COLUMN D      COLUMN E
-----------------------------------------------  -------------  ---------------------------  -------------  ----------
                                                                         ADDITIONS
                                                                ---------------------------
                                                                                CHARGED TO
                                                                               ------------
                                                                                  OTHER
                                                                               ------------
                                                                               ACCOUNTS --
                                                                               ------------
                                                  BALANCE AT     CHARGED TO      DESCRIBE    DEDUCTIONS     BALANCE AT
                                                 -------------  -------------  ------------  -------------  ----------
                                                   BEGINNING      COSTS AND                       --          END OF
                                                 -------------  -------------                  -------      ----------
                  Description                      OF PERIOD      EXPENSES                     DESCRIBE       PERIOD
-----------------------------------------------  -------------  -------------               -------------   ----------
YEAR ENDED MARCH 30, 1996
Deducted from asset accounts:
Allowance for doubtful accounts................      $    0                                                    $     0
Inventory Valuation Reserve....................           0                                                          0
Deferred tax valuation allowance...............           0                                                          0

YEAR ENDED MARCH 29, 1997
Deducted from asset accounts:
Allowance for doubtful accounts ...............           0            254                                         254
Inventory Valuation Reserve....................           0          1,390                                       1,390
Deferred tax valuation allowance...............           0          5,789(1)                                    5,789

YEAR ENDED MARCH 28, 1998
Deducted from asset accounts:
Allowance for doubtful accounts................         254          1,161                                       1,415
Inventory Valuation Reserve....................       1,390          2,536                                       3,926
Deferred tax valuation allowance...............       5,789(1)      29,024(1)                                   34,813

(1) Includes amounts resulting from business combinations.

                                 EXHIBIT INDEX

Exhibit
No.         Description
---         -----------
3.1         Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant's Registration Statement on Form S-1 (File No.
            333-47455)).
3.2         Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.5 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
4.1         Specimen certificate for shares of the Registrants Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
4.2         Stockholders Agreement dated as of September 30, 1998 (incorporated by reference to Exhibit
            4.2 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
10.1        Credit Agreement with CIT Group Business Credit, Inc. as administrative agent (incorporated by reference Exhibit 10.1 of the Registrant's Registration Statement on Form S-1 (File No.
            333-47455)).
10.2        Lease Agreement relating to property in Memphis, Tennessee, as amended to date (incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-1 (File
            No. 333-47455)).
10.3        Sublease Agreement relating to property in Secaucus, New Jersey (incorporated by reference to Exhibit 10.3 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
10.4        Employment Agreement between the Registrant and Warren Struhl (incorporated by reference to
            Exhibit 10.4 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
10.5        Employment Agreement between the Registrant and Hunter Cohen (incorporated by reference to
            Exhibit 10.5 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
10.6        Employment Agreement between the Registrant and David Sable (incorporated by reference to
            Exhibit 10.6 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
10.7        Registrant's 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 of the
            Registrant's Registration Statement on Form S-8 (File No. 333-55681)).
10.8        Registrant's 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 of the Registrant's Registration Statement on Form S-8 (File No. 333-55681)).
21.1        Subsidiaries of the Registrant.
23.1        Consent of Ernst & Young LLP.
24.1        Power of Attorney (included on p. 40 hereof).
27.1        Financial Data Schedule for fiscal year ended March 28, 1998.