Form 10-Q
period 1998-06-27
GENESIS DIRECT INC
filed 1998-08-11
CIK 1056326

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 27, 1998

                        Commission file number 0-24173



                             GENESIS DIRECT, INC.
            (Exact name of registrant as specified in its charter)




          DELAWARE                                        22-3449666
   (State or other jurisdiction                           (I.R.S. employer
of incorporation or organization)                       identification number)



                                100 PLAZA DRIVE
                          SECAUCUS, NEW JERSEY 07094
                                (201) 867-2800
              (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes     X    No _____
                                                  -------


The number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 29,719,585 on August 7, 1998.

                             GENESIS DIRECT, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1998

                                     INDEX

                                                                                          PAGE
                                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

               Consolidated Balance Sheets -
                    June 27, 1998 and March 28, 1998                                        3

                Consolidated Statements of Operations -
                    Three months ended June 27, 1998 and June 28, 1997                      4

               Consolidated Statement of Stockholders' Equity (Deficiency)-
                    Three months ended June 27, 1998 and the year ended
                    March 28, 1998                                                          5

               Consolidated Statements of Cash Flows -
                    Three months ended June 27, 1998 and June 28, 1997                      6

               Notes to Consolidated Financial Statements                                   7

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                    9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                        13

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                                 14

Item 2.   Changes in Securities and Use of Proceeds                                         14

Item 3.   Defaults upon Senior Securities                                                   15

Item 4.   Submission of Matters to a Vote of Security Holders                               15

Item 5.   Other Information                                                                 16

Item 6.   Exhibits and Reports on Form 8-K                                                  17

Signatures                                                                                  18

Exhibits                                                                                    19

                                    PART I

ITEM 1.   FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                               JUNE 27, 1998       MARCH 28, 1998
                                                                               -------------       --------------
                                                                                (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents, including restricted cash of
   $2,286 and $2,268, respectively  .........................................    $  61,230             $   2,722
 Accounts receivable, less allowances of  $1,108 and
  $1,415, respectively  .....................................................        8,072                 5,594
 Merchandise inventory, net of reserves  ....................................       30,145                27,350
 Deferred advertising costs  ................................................       12,036                10,239
 Other current assets  ......................................................        1,929                 1,348
 Note receivable, current portion  ..........................................          479                   340
                                                                                 ---------             ---------
  Total current assets  .....................................................      113,891                47,593
Intangibles, net of accumulated amortization of  $4,391 and
 $3,509, respectively  ......................................................        9,342                 8,240
Goodwill, net of accumulated amortization of  $2,192 and
 $1,643, respectively  ......................................................       59,700                55,140
Property, equipment and leasehold improvements, net  ........................       31,305                25,639
Note receivable, less current portion  ......................................        1,190                 1,275
Other assets  ...............................................................          354                 1,389
                                                                                 ---------             ---------
                                                                                 $ 215,782             $ 139,276
                                                                                 =========             =========
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
 Accounts payable  ..........................................................    $   9,178             $  20,435
 Accrued expenses  ..........................................................       15,907                14,549
 Current portion of notes payable and long-term debt  .......................       18,628                20,478
 Current portion of obligations under capital leases.........................        1,817                 1,840
 Other current liabilities  .................................................        3,012                 3,203
                                                                                 ---------             ---------
  Total current liabilities  ................................................       48,542                60,505
Notes payable and long-term debt, less current portion  .....................        5,101                 7,176
Debentures--related parties  ................................................           --                30,000
Obligations under capital leases, net of current portion.....................        4,296                 3,978
Other liabilities  ..........................................................        3,116                 2,717
Series A Preferred Stock (liquidation value $1,000 per share),
 122,000 shares authorized, 94,300 shares issued and
 outstanding at March 28, 1998  .............................................            -                96,739
Common stockholders' equity (deficiency):
 Common stock, par value $.01 per share; 275,000,000 shares
  authorized, 29,719,585 and 8,990,575 shares issued and
  outstanding at June 27, 1998 and March 28, 1998,
  respectively  .............................................................          297                    90
 Additional paid-in capital  ................................................      270,841                30,507
 Accumulated deficit  .......................................................     (116,411)              (92,436)
                                                                                 ---------             ---------
  Total common stockholders' equity (deficiency)  ...........................      154,727               (61,839)
                                                                                 ---------             ---------
  Total liabilities and common stockholders' equity  ........................    $ 215,782             $ 139,276
                                                                                 =========             =========

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS )

                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                  ------------------
                                                         JUNE 27, 1998          JUNE 28, 1997
                                                       ------------------     -----------------
Net sales  ......................................            $    33,884             $   14,047
Cost of goods sold  .............................                 23,205                  9,077
                                                       -----------------      -----------------
Gross profit  ...................................                 10,679                  4,970
Selling, general and administrative
 expenses  ......................................                 28,403                 13,300
                                                       -----------------      -----------------

Loss from operations  ...........................                (17,724)                (8,330)
Interest expense  ...............................                  1,523                  1,034
Interest income  ................................                    507                     50
                                                       -----------------      -----------------
Net loss before extraordinary item  .............                (18,740)                (9,314)
Extraordinary item - loss on extinguishment of
 debt............................................                 (5,235)                    --
                                                       -----------------      -----------------
Net loss  .......................................            $   (23,975)            $   (9,314)
                                                       =================      =================
Basic net loss per share:
 Loss before extraordinary item..................            $     (0.92)            $    (1.07)
 Extraordinary item..............................                  (0.26)                    --
                                                        ----------------      -----------------
 Net loss........................................            $     (1.18)            $    (1.07)
                                                       =================      =================
Weighted average shares - basic..................             20,380,100              8,719,000
                                                       =================      =================

                            See accompanying notes.

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                  TOTAL
                                        SHARES OF     COMMON     ADDITIONAL    ACCUMULATED    STOCKHOLDERS'
                                         COMMON        STOCK      PAID-IN        DEFICIT          EQUITY
                                          STOCK                   CAPITAL                      (DEFICIENCY)
                                        ---------     ------     ----------    -----------    -------------
Balance at March 29, 1997...........    6,792,500      $ 68        $ 24,532     $ (16,225)         $  8,375
  Issuance of Common Stock..........    2,062,500        21           7,479                           7,500
  Common stock purchase
    warrant issued in
    connection with
    Debentures......................                                    203                             203
  Issuance Costs of Series A
    Preferred Stock.................                                   (746)                           (746)
  Dividends accruing on Series
    A Preferred Stock...............                                 (2,439)                         (2,439)
  Issuance of Common Stock in
    connection with business
    acquisitions and licenses.......      135,575         1           1,478                           1,479
  Net loss..........................                                              (76,211)          (76,211)
                                       ----------      ----        --------     ---------          --------
Balance at March 28, 1998...........    8,990,575        90          30,507       (92,436)          (61,839)
                                       ==========      ====        ========     =========          ========
  Issuance of Common Stock
    upon conversion of
    Debentures......................    2,331,521        23           9,727                           9,750
  Issuance of Common Stock
    upon conversion of note
    issued in connection with
    acquisition.....................      128,333         1           1,399                           1,400
  Issuance of Common Stock
    upon conversion of Series A
    Preferred Stock.................    8,644,156        87          94,213                          94,300
  Issuance of Common Stock
    in connection with Initial
    Public Offering.................    9,625,000        96         132,556                         132,652
  Dividends accruing on Series
    A Preferred Stock...............                                   (620)                           (620)
  Forgiveness of dividends on
    Series A Preferred Stock........                                  3,059                           3,059
  Net loss..........................                                              (23,975)          (23,975)
                                      ---------------------------------------------------------------------
Balance at June 27, 1998............   29,719,585      $297        $270,841     $(116,411)         $154,727
                                      ===========      ====        ========     =========          ========

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                 ------------------------------------------------------
                                                                     JUNE 27, 1998                 JUNE 28, 1997
                                                                 ------------------------------------------------------
Cash flows from operating activities
 Net loss...................................................                     $(23,975)                     $ (9,314)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
 Depreciation and amortization..............................                        2,299                         1,610
 Provision for losses on accounts receivable................                           --                         1,161
 Non-cash interest expense..................................                          117                           760
 Changes in operating assets and liabilities net of
  business acquired:........................................
 Accounts receivable........................................                       (2,047)                       (1,543)
 Merchandise inventory......................................                       (1,132)                       (4,282)
 Deferred advertising costs and other current assets........                       (2,120)                         (639)
 Accounts payable and accrued liabilities...................                      (14,407)                        2,066
 Other assets...............................................                          889                             7
 Other liabilities..........................................                          125                          (449)
                                                                             ------------                    ----------
 Net cash used in operating activities......................                      (40,251)                       (9,725)
CASH FLOWS FROM INVESTING ACTIVITIES
 Intangibles................................................                         (291)                           --
 Acquisition of property, equipment and leasehold
  improvements..............................................                       (6,715)                       (9,434)
 Disposition of property, equipment and leasehold
  improvements..............................................                          537                            --
 Cash paid for acquired businesses, net of cash acquired....                       (3,290)                       (4,955)
 Increase (decrease) in restricted cash.....................                          (18)                           --
                                                                             ------------                    ----------
 Net cash used in investing activities......................                       (9,777)                      (14,389)
CASH FLOWS FROM FINANCING ACTIVITIES
 (Repayment of) proceeds from line of credit..................                     (1,993)                          183
 (Repayment of) proceeds from issuance of Debentures--related
  parties...................................................                      (20,250)                        7,500
 Proceeds from sale of Common Stock.........................                      132,652                         7,500
 Proceeds from Bridge Notes                                                         7,350                            --
 Repayment of Bridge Notes                                                         (7,350)                           --
 (Repayment of) proceeds from term loan.....................                         (800)                        5,000
 Payments of notes payable..................................                       (1,091)                         (472)
                                                                             ------------                    ----------
 Net cash provided by financing activities..................                      108,518                        19,711
                                                                             ------------                    ----------
 Increase (decrease) in cash and cash equivalents.......                           58,490                        (4,403)
 Cash and cash equivalents at beginning of period...........                          454                         5,744
                                                                             ------------                    ----------
 Cash and cash equivalents at end of period.................                     $ 58,944                      $  1,341
                                                                             ============                    ==========
Supplemental disclosures of cash flow information
 Interest paid..............................................                     $  3,560                      $    232
                                                                             ============                    ==========
Supplemental disclosures of non-cash investing and
 financing activities
 Acquisitions:
    Liabilities assumed.....................................                     $  4,552                      $  1,305
    Issuance of notes payable...............................                        1,170                           177
    Obligations under noncompete agreements.................                          216                           655
 Conversion of Series A Preferred Stock to Common Stock.....                       94,300                             0
 Conversion of Debentures to Common Stock...................                        9,750                             0
 Conversion of note payable to Common Stock.................                        1,400                             0
 Capital leases.............................................                          295                             0

                            See accompanying notes.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 27, 1998 are not necessarily indicative of the results that may be expected for the year ended March 27, 1999. These financial statements should be read in conjunction with the financial statements and footnotes thereto and management's discussion and analysis thereof included in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 hereof.

  FISCAL YEAR

  The Company's fiscal year ends on the Saturday next preceding April 1, resulting in either a 52 or 53 week fiscal year. The year ended March 28, 1998 ("fiscal 1997") was a 52-week year. The Company's fiscal quarter is a 13-week period which ends on a Saturday.

2. COMPLETION OF INITIAL PUBLIC OFFERING

  In May 1998, the Company completed an initial public offering of its Common Stock (the "Initial Public Offering"). A total of 11,125,000 shares of Common Stock were sold to the public, of which 9,625,000 were sold by the Company and 1,500,000 were sold by certain stockholders of the Company. The Company received net proceeds of $132.7 million from the Initial Public Offering, after deducting underwriters commissions and other related costs. See Item 2, management's discussion and analysis regarding the use of proceeds to date. In connection with the partial repayment of the Debentures (as described in Item 2, management's discussion and analysis), the Company incurred a one-time extraordinary charge of $5.2 million.

  In connection with the Initial Public Offering, the remainder of the Debentures were converted into 2,331,521 shares of Common Stock and a convertible note issued to sellers in connection with a business acquisition was converted into 128,333 shares of Common Stock. In addition, all of the outstanding shares of the Company's Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") were converted, in accordance with their terms, into 8,644,156 shares of Common Stock, and the related accrual for unpaid dividends was reversed.

3. ACQUISITIONS

  In April 1998, the Company acquired Biobottoms, Inc., a company engaged in the direct marketing of children's apparel. Payment of the aggregate purchase price of $3.70 million consisted of (i) $1.0 million of cash, (ii) $1.43 million for retirement of debt, (iii) $1.17 million of notes, bearing interest at an annual rate of 7.0%, of which $670,000 is due in August 1998 and the balance is due in August 1999, and (iv) $100,000 of non-compete payments due in equal annual installments of $50,000 due in April 1999 and April 2000. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $5.7 million which has been recorded as goodwill.

  In June 1998, the Company acquired Fan and Fun, a German-based company engaged in the direct marketing of sports apparel and merchandise. Payment of the purchase price consisted of $0.8 million of cash.

4. SUBSEQUENT EVENTS

  In August 1998, the Company entered into a definitive agreement to acquire Carol Wright Gifts, Inc., a company engaged in the direct marketing of general merchandise to consumers. Upon closing, payment of the aggregate purchase price is expected to be $0.1 million in cash and 2.7 million shares of Common Stock. The number of shares to be issued may be increased or decreased depending on the price of the Common Stock at the time of closing. The excess of the purchase price over the estimated fair value of the net assets acquired will be recorded as goodwill. The acquisition will be accounted for under the purchase method of accounting.

  In August 1998, the Company acquired The Edge Company Catalog, a specialty catalog featuring distinctive gifts, tools and collectibles. Payment of the purchase price consisted of (i) $17.0 million of cash, (ii) shares of Common Stock valued at approximately $1.8 million and (iii) approximately $3.6 million of notes. The excess of the purchase price over the estimated fair value of the acquired net assets will be recorded as goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto which are included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Quarterly Report on Form 10-Q shall be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. The Company's actual results could differ materially from those anticipated or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed before and in the section entitled "Factors That May Affect Future Financial Results" in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 (the "1997 Form 10-K"), which was filed with the Securities and Exchange Commission on July 24, 1998, as well as those discussed elsewhere in this Quarterly Report on Form 10-
Q. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

 OVERVIEW

  The Company is a leading database-driven specialty retailer in the rapidly growing universe of non-store shopping. With a current portfolio of 34 Company-owned brands, the Company offers products directly to consumers in targeted niche markets primarily through a variety of distinctive, information-rich catalogs, as well as Internet websites and electronic media, including television and radio. The Company intends to continue its expansion program through acquisitions and start-ups of a variety of catalog brands which it believes have the potential, among other things, to produce high gross margins, low merchandise return rates, high average orders and repeat customers. The Company believes it is well-positioned to pursue an active consolidation strategy in the fast-growing, highly fragmented direct marketing industry.

  Since its inception, the Company has concentrated on building an infrastructure necessary to manage its operating and growth strategies. To date, the Company has invested approximately $26.1 million on its state-of-the-art call center, distribution center and management information systems and database technologies that effectively coordinate the call center, order-taking, distribution and fulfillment functions. Because of the Company's desire to build a state-of-the-art infrastructure and to become a leading database-driven specialty catalog-based retailer as rapidly as possible, the Company has accumulated a significant amount of expenses in a very short time and, as a result, has not been profitable. The Company had an accumulated deficit of approximately $116.4 million at June 27, 1998 and had a net loss of $24.0 million for the fiscal quarter then ended. Management believes that the Company's historical results of operations are not necessarily indicative of future operating results.

 RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, selected items from the Company's statement of operations expressed as a percentage of net sales. Any trends reflected by the following table may not be indicative of future results.

                                                     THREE MONTHS ENDED         THREE MONTHS ENDED
                                                       JUNE 27, 1998               JUNE 28, 1997
                                                   -----------------------  ------------------------
Net sales.....................................             100.0%                     100.0%
Gross profit..................................              31.5                       35.4
Selling, general and administrative expenses..              83.8                       94.7
Loss from operations..........................              52.3                       59.3
Interest expense..............................               4.5                        7.4
Net loss......................................              70.8                       66.3


 THREE MONTHS ENDED JUNE 27, 1998 COMPARED TO THREE MONTHS ENDED JUNE 27, 1997

  Net sales. Net sales increased to $33.9 million in the fiscal quarter ended June 27, 1998 from $14.0 million in the fiscal quarter ended June 28, 1997. This increase was attributable to acquisitions completed and start-ups launched after June 1997 and revenue growth from existing catalogs.

  Gross profit. Gross profit increased to $10.7 million or 31.5% of net sales for the fiscal quarter ended June 27, 1998 compared to $5.0 million or 35.4% of net sales for the fiscal quarter ended June 28, 1997. This increase was attributable to the acquisitions completed and start-ups launched after June 1997. The decrease in the gross profit percentage was primarily attributable to higher fulfillment costs as a percentage of revenue incurred in the call center and the distribution center in the fiscal quarter ended June 28, 1997 compared to the Company's operations in the quarter ended June 27, 1998. The call center and distribution center costs reflect expense levels that must be maintained in preparation for the Company's highest order volume quarter in fiscal 1998, the fiscal quarter ending December 26, 1998.

  Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of direct response advertising and promotion costs, administrative payroll and related costs, fixed distribution and telemarketing costs, integration costs for acquisitions and depreciation and amortization. Selling, general and administrative expenses increased to $28.4 million in the fiscal quarter ended June 27, 1998 from $13.3 million in the fiscal quarter ended June 28, 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 83.8% in the fiscal quarter ended June 27, 1998 from 94.7% in the fiscal quarter ended June 28, 1997. This percentage decrease was due to increased sales volume resulting from the acquisitions completed and start-ups launched after June 1997, offset in part by increased costs associated with the Company's decision to invest in infrastructure in order to take advantage of its opportunities for future growth in new markets and channels as well as to integrate new brands. In connection with the Company's acquisitions, amortization of acquired intangibles of $1.4 million is included in selling, general and administrative expenses in the fiscal quarter ended June 27, 1998 as compared to $0.5 million in the fiscal quarter ended June 28, 1997.

  Interest expense. Interest expense increased to $1.5 million in the fiscal quarter ended June 27, 1998 from $1.0 million in the fiscal quarter ended June 28, 1997, primarily as a result of a higher average debt balance and the prepayment penalties on the Bridge Notes.

 LIQUIDITY AND CAPITAL RESOURCES

  At June 27, 1998, the Company had cash of $61.2 million and a working capital balance of $65.3 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at June 27, 1998 was $164.1 million.

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

  The Company's ability to acquire new catalog businesses will depend on a number of factors, including the ability of management of the Company to identify appropriate target businesses and to negotiate acceptable acquisition terms, the availability of adequate financing and other factors, many of which are beyond the control of the Company. During the fiscal quarter ended June 27, 1998, the Company acquired two businesses for an aggregate of $3.3 million cash and $1.27 million of notes and certain other deferred payments. There can be no assurance that the Company will be successful in identifying and acquiring new businesses or that the Company can successfully integrate such new businesses into its operations. See "Factors That May Affect Future Financial Results -- Need for Additional Capital" and "--Risks Associated With Acquisitions" in the 1997 Form 10-K.

  In May 1998, the Company completed an initial public offering of its Common Stock (the "Initial Public Offering"). The Company received net proceeds of $132.7 million from the Initial Public Offering, after deducting underwriters' commissions and other related costs. To date, the Company has used (i) approximately

$28.0 million of the net proceeds to redeem a portion of the Company's outstanding Convertible Subordinated Debentures due June 1, 2003 (the "Debentures"), all of which were owned by GE Investment Private Placement Partners II, a Limited Partnership ("GEIPPP II"), (ii) approximately $7.75 million of the net proceeds to repay the notes payable to GEIPPP II in the principal amount of $7.65 million (the "Bridge Notes"), (iii) approximately $10.0 million of the net proceeds to repay its outstanding borrowings under the Revolving Credit Facility and a portion of the Term Loan (each as defined below), (iv) approximately $0.8 million of the net proceeds for the acquisition of certain assets of Fan and Fun completed on June 25, 1998, (v) approximately $17.0 million of the net proceeds for the acquisition of certain assets of The Edge Company Catalog completed on August 10, 1998, (vi) approximately $7.0 million of the net proceeds for capital expenditures, and (vii) approximately $51.0 million of the net proceeds for working capital.

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

  During the fiscal quarter ended June 27, 1998, net cash used by operating activities was $40.3 million. Net cash used in investing activities was $9.8 million, consisting primarily of cash paid for acquisitions, net of cash acquired, of $3.3 million and cash paid for additions to property, equipment and leasehold improvements of $6.7 million. Net cash provided by financing activities was $108.5 million consisting primarily of the $132.7 million in net proceeds from the Initial Public Offering.

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

  As of March 28, 1998, the Company had approximately $78 million of federal tax net operating loss carryforwards which will expire in 2012 and 2013. The Company also had approximately $75 million of state tax net operating loss carryforwards which will expire in 2004 and 2005. Net deferred tax assets are fully reserved as of June 27, 1998. In addition, the Company incurred significant additional tax losses for the fiscal quarter ended June 27, 1998.

  The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss carryforwards and tax credit carryforwards in periods following a corporate "ownership change." In general, an ownership change is deemed to occur if the percentage of stock of a corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% stockholders" has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. As a result of cumulative changes in the Company's ownership which have occurred, including the Initial Public Offering, the Company's net operating loss carryforwards will be subject to significant annual limitations.

 SEASONALITY

  The Company's business is subject to seasonal fluctuations. Management anticipates that approximately 50% of the Company's net revenues will be derived from the fall and holiday seasons. As a result, the Company expects its sales and results of operations generally to be the lowest in the second quarter of each fiscal year, which precedes the back-to-school and holiday purchases. The Company's quarterly results may fluctuate as a result of numerous factors, including the timing of acquisitions, the timing, quantity and cost of catalog mailings, the response rates to such mailings, the timing of merchandise deliveries, the merchandise mix, pricing and presentation of products offered and sold, market acceptance of the Company's merchandise (including new merchandise categories or products introduced) and the hiring and training of additional personnel. Accordingly, results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarters. Results of operations are affected not only by the seasonality of the Company's net revenues, but also by seasonal variations in product mix and the fixed portion of the Company's operating expenses. See "Factors that May Affect Future Financial Results" in the 1997 Form 10-K.

 INFLATION

  Results of operations have not been significantly affected by inflation since the Company's inception. Management expects that in the normal course of business, the Company will be able to offset the effects of increased costs through operating efficiencies and selected price increases.

 YEAR 2000 ISSUE

  Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs have traditionally been written using two digits rather than four to define the applicable year. As a consequence, unless modified, computer systems will not be able to differentiate between the year 2000 and 1900. Failure to address this problem could result in system failures and the generation of erroneous data. The Company has reviewed its computer programs and systems to ensure that the programs and systems will function properly and be year 2000 compliant, and the Company believes that currently all of its computer systems are year 2000 compliant. However, the Company is continuing to monitor and review its computer programs and systems to ensure on-going year 2000 compliance. The Company has received letters from each of its applications vendors stating that all of the Company's computer system applications are year 2000 compliant. However, the year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the year 2000 problem on such entities. See "Factors that May Affect Future Financial Results- -Year 2000 Risk" in the 1997 Form 10-K.

 RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

  Recent pronouncements of the Financial Accounting Standards Board ("FASB") which are not required to be adopted at June 27, 1998, include the following Statements of Financial Accounting Standards ("SFAS"):

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

  The Company is party to claims and litigation that arise in the normal course of business. Management believes that the ultimate outcome of these claims and litigation will not have a material impact on the financial position or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  Initial Public Offering.  On May 6, 1998, the Company's Registration Statement
  ------------------------
on Form S-1 (File No. 333-47455) relating to the Initial Public Offering was declared effective by the Securities and Exchange Commission and, on May 13, 1998, the Initial Public Offering closed. Under the Registration Statement, an aggregate of 11,125,000 shares of the Company's Common Stock were sold to the public at a price of $15.00 per share. Of such shares, 9,625,000 shares were sold by the Company and 1,500,000 shares were sold by certain stockholders of the Company. The aggregate net proceeds (after deducting underwriting discounts and commissions and before deducting other expenses) received by the Company and by the selling stockholders from the Initial Public Offering were $134,990,625 and $21,037,500, respectively. In addition to underwriting discounts and commissions of $9,384,375, the Company incurred approximately $2,300,000 in other expenses in connection with the Initial Public Offering, including registration and filing fees, printing expenses, accounting fees and legal fees.

  To date, the Company has used (i) approximately $28.0 million of the net proceeds to redeem a portion of the Debentures held by GEIPPP II, (ii) approximately $7.75 million of the net proceeds to repay the Bridge Notes held by GEIPPP II, (iii) approximately $10.0 million of the net proceeds to repay its outstanding borrowings under the Revolving Credit Facility and a portion of the Term Loan, (iv) approximately $0.8 million of the net proceeds for the acquisition of Fan and Fun on June 25, 1998, (v) approximately $17.0 million of the net proceeds for the acquisition of The Edge Company Catalog on August 10, 1998, (vi) approximately $7.0 million of the net proceeds for capital expenditures, and (vii) approximately $51.0 million of the net proceeds for working capital. The Company has invested the remainder of the net offering proceeds in short-term investments, which consist of United States Treasury Notes, obligations of United States government agencies and corporate bonds with maturities of 90 days or less.

  Description of Capital Stock.  In connection with the Initial Public Offering,
  -----------------------------
the Company amended and restated each of its Certificate of Incorporation and its By-laws. The Company's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") provides for a split of each outstanding share of the Company's Common Stock into 275 shares of Common Stock and provides for an increase in the authorized capital stock to 275,000,000 shares of Common Stock and 500,000 shares of Preferred Stock.

     Common Stock.  The holders of Common Stock are entitled to one vote for
     ------------
each share held of record on all matters voted upon by stockholders and may not cumulate votes. Thus, the owners of a majority of the Common Stock outstanding may elect all of the directors if they choose to do so, and the owners of the balance of such shares would not be able to elect any directors. Subject to the rights of holders of any future series of undesignated Preferred Stock that may be designated, each share of outstanding Common Stock is entitled to participate equally in any distribution of net assets made to the stockholders in a liquidation, dissolution or winding up of the Company and is entitled to participate equally in dividends as and when declared by the Board of Directors. There are no redemption, sinking fund, conversion or preemptive rights with respect to the shares of Common Stock. All shares of Common Stock have equal rights and preferences.

     Preferred Stock.  The Board of Directors is authorized, subject to certain
     ---------------
limitations prescribed by law, without further stockholder approval, to issue from time to time up to an aggregate of 500,000 shares of Preferred Stock in one or more series with such designations and such powers, preferences and rights, and such qualifications, limitations or restrictions (which may differ with respect to each series) as the Board of Directors may fix by resolution. The Board of Directors is empowered to set the terms of such shares (including terms with respect to redemption, sinking fund, dividend liquidation, preemptive, conversion and voting rights and preferences). Accordingly, the Board of Directors, without stockholder approval, may issue shares of Preferred Stock with terms that could adversely affect the voting power and other rights of holders of Common Stock. The Company has no present plans to issue any shares of Preferred Stock.

     Limitation of Liability and Indemnification Matters.  The Certificate of
     ---------------------------------------------------
Incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a company will not be personally liable to the company or its stockholders for monetary damages for breach of their fiduciary duties as directors, except liability for (i) any breach of their duty of loyalty to the company or its stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) unlawful payments of dividends or unlawful stock repurchases or redemptions or (iv) any transaction from which the directors derived an improper personal benefit. The Certificate of Incorporation also provides that the Company shall indemnify any director or officer to the maximum extent provided by Delaware law, and that such right of indemnification shall continue as to a person who has ceased to be a director or officer of the Company. Responsibility for determinations with respect to such indemnification will be made by the Board of Directors. In addition, the Company has entered into indemnity agreements (the "Indemnity Agreements") with its directors and officers that further indemnifies them to the maximum extent permitted by Delaware law.

     Supermajority Voting Requirements.  The Certificate of Incorporation and
     ---------------------------------
the Amended and Restated By-laws (the "By-laws") provide that certain provisions in the Certificate of Incorporation and By-laws may not be amended, altered, changed or repealed in any respect, and new provisions inconsistent therewith may not be adopted unless such action is approved by the affirmative vote of the holders of at least eighty percent (80%) of the votes represented by the outstanding shares of capital stock of the Company entitled to vote in the election of Directors.

     Advance Notice Provisions.  The By-laws establish an advance notice
     -------------------------
procedure for stockholders to make nominations of candidates for election as directors or to bring other business before an annual meeting of stockholders of the Company. The By-laws provide that only persons who are nominated by, or at the direction of, the Board of Directors, or by a stockholder who has given timely written notice to the Secretary of the Company prior to the meeting at which directors are to be elected, will be eligible for election as directors of the Company. Under the By-laws, for notice of stockholder nominations to be made at an annual meeting to be timely, such notice must be received by the Company not less than 60 days nor more than 90 days prior to the anniversary date of the immediately preceding annual meeting of stockholders or, in the event that the annual meeting is called for a date that is not within 30 days before or after such anniversary date, notice by stockholder to be timely must be received not later than the close of business on the tenth day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made. Under the By-laws, a stockholder's notice must also contain certain information specified in the By-laws.

     Classified Board of Directors.  The Certificate of Incorporation provides
     -----------------------------
for the Board of Directors to be divided into three classes of directors serving staggered three-year terms. As a result, approximately one-third of the Board of Directors will be elected each year. Classification of the Board of Directors expands the time required to change the composition of a majority of directors and may tend to discourage a proxy contest or other takeover bid for the Company. Moreover, under the Delaware General Corporation Law in the case of a corporation having a classified board of directors, the stockholders may remove a director only for cause. In addition, the By-laws provide that a director or the entire Board of Directors may be removed from office at any time, but only for cause and by affirmative vote at least a majority of all of the outstanding shares of capital stock of the Company entitled to vote in the election of directors at a meeting of stockholders called for that purpose. These provisions, when coupled with the provisions of the By-laws authorizing (with a limited exception) only the Board of Directors to fill vacant directorships, will preclude stockholders of the Company from removing incumbent directors without cause, and simultaneously gaining control of the Board of Directors by filling the vacancies with their own nominees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) During the fiscal quarter ended June 27, 1998, prior to the consummation of the Company's Initial Public Offering on May 13, 1998, the stockholders of the Company took the following actions by written consent in accordance with the General Corporation Law of the State of Delaware and the By-Laws of the Company:

        1. By a Written Consent in lieu of a meeting of stockholders, dated as of April 16, 1998, stockholders representing approximately 71.8% of the Company's outstanding shares of stock entitled to vote thereon, voted to (a) amend and restate the Company's Certificate of Incorporation and (b) amend the Company's 1997 Long-Term Incentive Plan to increase the number of shares of Common Stock available for grant to 4,125,000 and to remove the restriction limiting grants to a single individual in any single calendar year.

       2. By a Written Consent in lieu of a meeting of stockholders, dated as of April 28, 1998, stockholders representing approximately 71.8% of the Company's outstanding shares of stock entitled to vote thereon, voted to adopt the Company's 1998 Employee Stock Purchase Plan.

ITEM 5. OTHER INFORMATION

        Acquisitions.
        ------------

        In April 1998, the Company acquired Biobottoms, a company engaged in the direct marketing of children's apparel. Payment of the aggregate purchase price of $3.70 million consisted of (i) $1.0 million of cash, (ii) $1.43 million for retirement of debt, (iii) $1.17 million of notes, bearing interest at an annual rate of 7.0%, of which $670,000 is due in August 1998 and the balance is due in August 1999, and (iv) $100,000 of non-compete payments due in equal annual installments of $50,000 due in April 1999 and April 2000. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $5.7 million which has been recorded as goodwill.

        In June 1998, the Company acquired Fan and Fun, a German-based company engaged in the direct marketing of sports apparel and merchandise. Payment of the purchase price consisted of $0.8 million of cash.

        In August 1998, the Company entered into a definitive agreement to acquire Carol Wright Gifts, a company engaged in the direct marketing of general merchandise to consumers. Upon closing, payment of the aggregate purchase price is expected to be $0.1 million in cash and 2.7 million shares of Common Stock. The number of shares to be issued may be increased or decreased depending on the price of the Common Stock at the time of closing. The excess of the purchase price over the estimated fair value of the net assets acquired will be recorded as goodwill. The acquisition will be accounted for under the purchase method of accounting.

        In August 1998, the Company acquired The Edge Company Catalog, a specialty catalog featuring distinctive gifts, tools and collectibles. Payment of the purchase price consisted of (i) $17.0 million of cash, (ii) shares of Common Stock valued at approximately $1.8 million and (iii) approximately $3.6 million of notes. The excess of the purchase price over the estimated fair value of the acquired net assets will be recorded as goodwill.

        New Directors.
        -------------

        In July 1998, the Board of Directors of the Company voted to increase the size of the Board of Directors to seven and appointed two new directors to fill the vacancies on the Board. The new directors, Ilan Kaufthal and Marvin Runyon, will serve as Class A directors with terms expiring in 1999. The following are biographies for Mr. Runyon and Mr. Kaufthal:

        Marvin Runyon. Marvin Runyon, who is 73 years of age, has served as a director of the Company since July 1998. From July 1992 until his retirement in May 1998, Mr. Runyon served as Postmaster General of the United States and Chief Executive Officer of the United States Postal Service. From 1988 to 1992, Mr. Runyon served as Chairman of the Board of the Tennessee Valley Authority, having been appointed to such position by President Ronald Reagan. From 1980 to 1988, Mr. Runyon served as President and Chief Executive Officer of Nissan Motor Manufacturing Corporation U.S.A. Prior to 1980, Mr. Runyon served in various capacities at Ford Motor Company, including as Vice President, Body and Assembly Operations.

        Ilan Kaufthal. Ilan Kaufthal, who is 50 years of age, has served as a director of the Company since July 1998. Since February 1987, Mr. Kaufthal has served as Vice Chairman of Schroder & Co. Inc.

("Schroder"). Mr. Kaufthal is responsible for the mergers and acquisitions business of Schroder and serves on its executive committee. Mr. Kaufthal is a director of United Retail Group, Inc., ASI Solutions Inc., Cambrex Corp and Russ Berrie & Co., Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                (A)       EXHIBITS

  The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

Exhibit
 No.                                Description
--------    --------------------------------------------------------------------
 3.1        Amended and Restated Certificate of Incorporation of the Registrant
            (incorporated by reference to Exhibit 3.3 of the Registrant's
            Registration Statement on Form S-1 (File No. 333-47455)).
 3.2        Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.5 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
 4.1        Specimen certificate for shares of the Registrant's Common Stock
            (incorporated by reference to Exhibit 4.1 of the Registrant's
            Registration Statement on Form S-1 (File No. 333-47455)).
 4.2        Stockholders Agreement dated as of September 30, 1998 (incorporated by reference to Exhibit 4.2 of the Registrant's Registration
            Statement on Form S-1 (File No. 333-47455)).
10.7        Registrant's 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-8 (File No. 333-55681)).
10.8        Registrant's 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 of the Registrant's Registration Statement on Form S-8 (File No. 333-55681)).
27.1        Financial Data Schedule for fiscal quarter ended June 27, 1998.

                (B)       REPORTS ON FORM 8-K

     No reports on Form 8-K were filed in or for the three month period ended June 27, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GENESIS DIRECT, INC.
Date: August 10, 1998          By: /s/Ronald Benanto
                                  ----------------------------------------------
                                      Ronald Benanto
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)

                                 EXHIBIT INDEX

 Exhibit
   No.                              Description
---------   --------------------------------------------------------------------
   3.1      Amended and Restated Certificate of Incorporation of the Registrant
            (incorporated by reference to Exhibit 3.3 of the Registrant's
            Registration Statement on Form S-1 (File No. 333-47455)).
   3.2      Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.5 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
   4.1      Specimen certificate for shares of the Registrant's Common Stock
            (incorporated by reference to Exhibit 4.1 of the Registrant's
            Registration Statement on Form S-1 (File No. 333-47455)).
   4.2      Stockholders Agreement dated as of September 30, 1998 (incorporated by reference to Exhibit 4.2 of the Registrant's Registration
            Statement on Form S-1 (File No. 333-47455)).
  10.7      Registrant's 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-8 (File No. 333-55681)).
  10.8      Registrant's 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 of the Registrant's Registration Statement on Form S-8 (File No. 333-55681)).
  27.1      Financial Data Schedule for fiscal quarter ended June 27, 1998.