Form 10-Q
period 1998-09-26
GENESIS DIRECT INC
filed 1998-11-10
CIK 1056326

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 26, 1998

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]   No [_]


The number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 32,354,018 on November 5, 1998.

                              GENESIS DIRECT, INC.

                         QUARTERLY REPORT ON FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1998

                                     INDEX

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
          Consolidated Balance Sheets -
           September 26, 1998 and March 28, 1998                            3

          Consolidated Statements of Operations -
           Three months and six months ended September 26, 1998 and
           September 27, 1997                                               4

          Consolidated Statement of Stockholders' Equity (Deficiency)-
           Six months ended September 26, 1998 and the year ended
           March 28, 1998                                                   5

          Consolidated Statements of Cash Flows -
           Six months ended September 26, 1998 and September 27, 1997       6

          Notes to Consolidated Financial Statements                        7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 15

Item 2.  Changes in Securities and Use of Proceeds                         15

Item 3.  Defaults upon Senior Securities                                   15

Item 4.  Submission of Matters to a Vote of Security Holders               15

Item 5.  Other Information                                                 15

Item 6.  Exhibits and Reports on Form 8-K                                  17

Signatures                                                                 18

Exhibits                                                                   19

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                            SEPTEMBER 26, 1998         MARCH 28, 1998
                                                                            -------------------     --------------------
                                                                                (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents, including restricted cash of
   $1,961 and $2,268, respectively  ...................................              $   4,885                 $  2,722
 Accounts receivable, less allowances of  $1,339 and
  $1,415, respectively  ...............................................                 15,304                    5,594
 Merchandise inventory, net of reserves  ..............................                 60,717                   27,350
 Deferred advertising costs  ..........................................                 23,302                   10,239
 Other current assets  ................................................                  4,809                    1,348
 Note receivable, current portion  ....................................                    479                      340
                                                                          --------------------    ---------------------
  Total current assets  ...............................................                109,496                   47,593
Intangibles, net of accumulated amortization of  $5,552 and
 $3,509, respectively .................................................                 10,971                    8,240
Goodwill, net of accumulated amortization of  $2,839 and
 $1,643, respectively  ................................................                 94,625                   55,140
Property, equipment and leasehold improvements, net  ..................                 40,286                   25,639
Note receivable, less current portion  ................................                  1,105                    1,275
Other assets  .........................................................                    334                    1,389
                                                                          --------------------    ---------------------
                                                                                     $ 256,817                 $139,276
                                                                          ====================    =====================
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
 Accounts payable  ....................................................              $  27,985                 $ 20,435
 Accrued expenses  ....................................................                 38,306                   14,549
 Current portion of notes payable and long-term debt  .................                 19,955                   20,478
 Current portion of obligations under capital leases...................                  1,941                    1,840
 Other current liabilities  ...........................................                  2,007                    3,203
                                                                          --------------------    ---------------------
  Total current liabilities  ..........................................                 90,194                   60,505
Notes payable and long-term debt, less current portion  ...............                 18,579                    7,176
Debentures--related parties  ..........................................                                          30,000
Obligations under capital leases, net of current portion...............                  3,852                    3,978
Other liabilities  ....................................................                  2,957                    2,717
Series A Preferred Stock (liquidation value $1,000 per share),
 122,000 shares authorized, 94,300 shares issued and
 outstanding at March 28, 1998 ........................................                     --                   96,739
Common stockholders' equity (deficiency):
 Common stock, par value $.01 per share; 275,000,000 shares
  Authorized, 32,354,018 and 8,990,575 shares issued and
  Outstanding at September 26, 1998 and March 28, 1998,
  Respectively.........................................................                    323                       90
 Additional paid-in capital  ..........................................                278,542                   30,507
 Accumulated deficit  .................................................               (137,630)                 (92,436)
                                                                          --------------------    ---------------------
  Total common stockholders' equity (deficiency)  .....................                141,235                  (61,839)
                                                                          --------------------    ---------------------
  Total liabilities and common stockholders' equity  ..................              $ 256,817                 $139,276
                                                                          ====================    =====================

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS )
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED                        SIX MONTHS ENDED
                                             ----------------------------------------  ----------------------------------------
                                             SEPTEMBER 26,1998    SEPTEMBER 27, 1997   SEPTEMBER 26,1998    SEPTEMBER 27, 1997
                                             ------------------   -------------------  ------------------   -------------------
Net Sales                                          $    40,962            $   11,543         $    74,846            $   25,590
Cost of goods sold  .......................             28,865                 7,047              52,070                16,124
                                             -----------------    ------------------   -----------------    ------------------
Gross profit  .............................             12,097                 4,496              22,776                 9,466
Selling, general and administrative
expenses...................................             32,830                19,828              61,233                33,128
                                             -----------------    ------------------   -----------------    ------------------
Loss from operations  .....................            (20,733)              (15,332)            (38,457)              (23,662)
Interest expense  .........................                775                 1,097               2,298                 2,132
Interest income  ..........................                289                    22                 796                    72
                                             -----------------    ------------------   -----------------    ------------------
Net loss before extraordinary item  .......            (21,219)              (16,407)            (39,959)              (25,722)
Extraordinary item-loss on
extinguishment of debt.....................                                                        5,235
                                             -----------------    ------------------   -----------------    ------------------
Net loss  .................................        $   (21,219)           $  (16,407)        $   (45,194)           $  (25,722)
                                             =================    ==================   =================    ==================
Basic net loss per share:
Loss before extraordinary item.............        $     (0.70)           $    (1.85)        $     (1.44)           $    (2.93)
Extraordinary item.........................                                                        (0.19)
                                             -----------------    ------------------   -----------------    ------------------
Net loss...................................        $     (0.70)           $    (1.85)        $     (1.63)           $    (2.93)
                                             -----------------    ------------------   -----------------    ------------------
Weighted average shares - basic............         30,157,200             8,855,000          27,770,100             8,787,000
                                             =================    ==================   =================    ==================

                            See accompanying notes.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                               TOTAL
                                             SHARES OF                   ADDITIONAL                        STOCKHOLDERS'
                                              COMMON        COMMON        PAID-IN         ACCUMULATED          EQUITY
                                               STOCK        STOCK         CAPITAL           DEFICIT         (DEFICIENCY)
                                            ------------    -------      ----------       -----------      -------------
Balance at March 29, 1997................      6,792,500        $ 68         $ 24,532         $ (16,225)         $  8,375
  Issuance of Common Stock...............      2,062,500          21            7,479                               7,500
  Common stock purchase warrant
    issued in connection with
    Debentures...........................                                         203                                 203
  Issuance Costs of Series A
    Preferred Stock......................                                        (746)                               (746)
  Dividends accruing on Series
    A Preferred Stock....................                                      (2,439)                             (2,439)
  Issuance of Common Stock in
    Connection with business
    Acquisitions and licenses............        135,575           1            1,478                               1,479
  Net loss...............................                                                       (76,211)          (76,211)
                                              ----------    --------         --------         ---------         ---------
Balance at March 28, 1998................      8,990,575          90           30,507           (92,436)          (61,839)
                                              ==========    ========         ========         =========         =========
  Issuance of Common Stock upon
    conversion of Debentures.............      2,331,521          23            9,727                               9,750
  Issuance of Common Stock upon
    conversion of note issued in
    connection with acquisition..........        128,333           1            1,399                               1,400
  Issuance of Common Stock upon
    conversion of Series A Preferred
    Stock................................      8,644,156          87           94,213                              94,300
  Dividends accruing on Series A
    Preferred Stock......................                                        (620)                               (620)
  Forgiveness of dividends on Series A
     Preferred Stock.....................                                       3,059                               3,059
  Issuance of Common Stock in
    connection with Initial Public
    Offering.............................      9,625,000          96          132,419                             132,515
  Issuance of Common Stock in
    connection with acquisitions.........      2,634,433          26            7,838                               7,864
  Net loss...............................                                                       (45,194)          (45,194)
                                              ----------    --------         --------         ---------         ---------
Balance at September 26, 1998............     32,354,018     $   323         $278,542         $(137,630)        $ 141,235
                                              ==========    ========         ========         =========         =========

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                          SIX MONTHS ENDED
                                                                            --------------------------------------------
                                                                            SEPTEMBER 26, 1998       SEPTEMBER 27, 1997
                                                                            -------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss  .............................................................             $ (45,194)               $ (25,722)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
 Depreciation and amortization  ........................................                 5,190                    4,049
 Provision for losses on accounts receivable............................                  (353)                   1,161
 Non-cash interest expense..............................................                   372                    2,212
Changes in operating assets and liabilities net of business acquired:
 Accounts receivable....................................................                (6,416)                    (787)
 Merchandise inventory..................................................               (11,923)                 (14,681)
 Deferred advertising  costs and other current assets...................                (7,831)                 (10,199)
 Accounts payable and accrued liabilities...............................                (5,194)                   7,993
 Other assets...........................................................                 1,272                      317
 Other liabilities......................................................                (1,929)                      88
                                                                          --------------------    ---------------------
 Net cash used in operating activities..................................               (72,006)                 (35,569)

CASH FLOWS FROM INVESTING ACTIVITIES
 Intangibles and goodwill...............................................                (1,295)                     (22)
 Acquisition of property, equipment and leashold improvements...........               (11,138)                 (18,381)
 Cash paid for acquired businesses, net of cash acquired................               (20,161)                  (9,034)
 Increase (decrease) in restricted cash.................................                   307                       --
                                                                          --------------------    ---------------------
 Net cash used in investing activities..................................               (32,287)                 (27,437)

CASH FLOWS FROM FINANCING ACTIVITIES
 (Repayment of) proceeds from line of credit............................                (2,555)                   8,143
 (Repayment of) proceeds from issuance of Debentures--related parties...               (20,250)                   7,500
 Proceeds from sale of Common Stock.....................................               132,515                    7,500
 Proceeds from Bridge Notes.............................................                    --                   26,175
 Proceeds from sale of Series A Preferred Stock, net of issuance costs..                    --                    1,215
 (Repayment of) proceeds from term loan.................................                  (800)                   5,000
 Payments of notes payable..............................................                (2,147)                    (711)
                                                                          --------------------    ---------------------
 Net cash provided by financing activities..............................               106,763                   54,822
                                                                          --------------------    ---------------------
 Increase (decrease) in cash and cash equivalents.......................                 2,470                   (8,184)
 Cash and cash equivalents at beginning of period.......................                   454                    5,744
                                                                          --------------------    ---------------------
 Cash and cash equivalents at end of period.............................                 2,924                   (2,440)
                                                                          ====================    =====================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Interest paid..........................................................                 4,120                      469
                                                                          ====================    =====================
SUPPLEMENTAL DISCLOSURES ON NON-CASH INVESTING AND FINANCING ACTIVITIES
 Acquisitions:
  Liabilities assumed...................................................                37,037                    3,110
  Issuance of notes payable.............................................                17,538                      677
  Issuance of Common Stock..............................................                 7,864                       --
  Obligations under noncomplete agreements..............................                   184                      814
 Conversion of Series A Preferred Stock to Common Stock.................                94,300                       --
 Conversion of Debentures to Common Stock...............................                 9,750                       --
 Conversion of note payable to Common Stock.............................                 1,400                       --
 Capital leases.........................................................                   713                       --

                            See accompanying notes.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ended September 26, 1998 are not necessarily indicative of the results that may be expected for the year ended March 27, 1999. These financial statements should be read in conjunction with the financial statements and footnotes thereto and management's discussion and analysis thereof included in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 hereof.

  FISCAL YEAR

  The Company's fiscal year ends on the Saturday next preceding April 1, resulting in either a 52 or 53 week fiscal year. The year ended March 28, 1998 ("fiscal 1997") was a 52-week year. The Company's fiscal quarter is a 13-week period which ends on a Saturday.

  LOSS PER SHARE

  Loss per share amounts for all periods are based on the provisions of Statement of Financial Accounting Standards No. 128 Earnings Per Share. Diluted loss per share is not presented since the effect of all potentially dilutive securities is anti-dilutive. The number of securities that could potentially dilute basic earnings per share in the future but that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented is 4,645,554.

2. COMPLETION OF INITIAL PUBLIC OFFERING

  In May 1998, the Company completed an initial public offering of its Common Stock (the "Initial Public Offering"). A total of 11,125,000 shares of Common Stock were sold to the public, of which 9,625,000 were sold by the Company and 1,500,000 were sold by certain stockholders of the Company. The Company received net proceeds of $132.5 million from the Initial Public Offering, after deducting underwriters commissions and other related costs. See Item 2, Management's Discussion and Analysis regarding the use of proceeds to date. In connection with the partial repayment of the Debentures (as described in Item 2, Management's Discussion and Analysis), the Company incurred a one-time extraordinary charge of $5.2 million consisting of prepayment penalties.

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

3. ACQUISITIONS

  In September 1998, the Company acquired Carol Wright Gifts, Inc., a company engaged in the direct marketing of general merchandise to consumers. Payment of the aggregate purchase price of $18,900,000 consisted of (i) 2,400,000 shares of the Company's Common Stock valued at $2.5625 per share (the closing price of the Common Stock on the closing date), and (ii) a convertible promissory note in the principal amount of $12,750,000, bearing interest at an annual rate equal to the prime interest rate publicly announced by Citibank, N.A., New York, New York plus 0.5%. The convertible note is payable in its full amount on March 14, 2001; provided, that, in lieu of such payment, the holder of the convertible note may at any time after the Conversion Date (as defined below) convert the principal amount of the convertible note at a conversion price of $12.75 per share into 1,000,000 shares of Common Stock, subject to certain adjustments. The Conversion Date is the date immediately following the tenth consecutive trading day at which the closing price of the Common Stock on the Nasdaq Stock Market on each such day as reported in the Wall Street Journal was equal to or exceeded $12.75. Pursuant to the terms of the note, upon the occurrence and continuation of an event of default, the note is convertible into shares of the Common Stock at a significantly lower conversion price. In addition to the purchase price, the Company paid $100,000 in consideration of non-compete obligations. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $16,717,000 which has been recorded as goodwill and is being amortized over 40 years.

  In August 1998, the Company acquired The Edge Company Catalog, Inc., a company engaged in the direct marketing of distinctive gifts, tools, collectibles, electronics and action gear, including collectible knives. Payment of the aggregate purchase price of $22,332,541 consisted of (i) $17 million in cash,
(ii) 234,433 shares of the Company's Common Stock valued at $7.3125 per share (the closing price of the Common Stock on the closing date), (iii) a 6% interest bearing promissory note in the principal amount of $960,000 payable on April 10, 1999, (iv) an 8% interest bearing promissory note in the principal amount of $900,000 payable in three equal annual installments commencing on August 10, 1999 and (v) an 8% interest bearing promissory note in the principal amount of $1,758,250 payable in four equal semi-annual installments commencing on February 10, 1999. In addition to the purchase price, the Company is required to pay $100,000 in consideration of non-compete obligations payable in equal annual installments of $25,000 beginning August 1999 and ending August 2002. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $21,510,000 which has been recorded as goodwill and is being amortized over 40 years.

  In June 1998, the Company acquired Fan and Fun, a company engaged in the direct marketing of sports apparel and merchandise. Payment of the purchase price consisted of $0.8 million of cash.

  In April 1998, the Company acquired Biobottoms, Inc., a company engaged in the direct marketing of children's apparel. Payment of the aggregate purchase price of $3.60 million consisted of (i) $1.0 million of cash, (ii) $1.43 million for retirement of debt, (iii) $1.17 million of notes, bearing interest at an annual rate of 7.0%, of which $400,000 was paid in September 1998, $270,000 was due in August 1998 but has not yet been paid because the Company believes such amount should be used to offset a post-closing purchase price adjustment due from the sellers in accordance with the terms of the note, and the balance is due in July 1999. In addition to the purchase price, the Company is required to pay $100,000 in consideration of non-compete obligations payable in equal annual installments of $50,000 in April 1999 and April 2000. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $5.7 million which has been recorded as goodwill and is being amortized over 40 years.

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

 OVERVIEW

  The Company is a leading database-driven specialty retailer in the rapidly growing universe of non-store shopping. With a current portfolio of 36 Company-owned brands, the Company offers products directly to consumers in targeted niche markets primarily through a variety of distinctive, information-rich catalogs, as well as Internet websites and electronic media, including television and radio. Since its inception, the Company has acquired and started-up a variety of catalog brands. In addition, the Company has concentrated on building an infrastructure necessary to manage its operating and growth strategies. However, the Company has recently decided to modify its business plan in order to effectively allocate its financial resources to establish a cost structure appropriate for its existing business and achieve profitability, as more fully described under "Part II Item 5 Other Information Changes to Business Plan." Among other things, the modifications include suspending, for the near term, its acquisition program, and reducing its fixed cost structure. The Company had an accumulated deficit of approximately $137.6 million at September 26, 1998 and had a net loss of $21.2 million for the fiscal quarter then ended. Management believes that the Company's historical results of operations are not necessarily indicative of future operating results.

 RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, selected items from the Company's statement of operations expressed as a percentage of net sales. Any trends reflected by the following table may not be indicative of future results.

                                                       Three Months Ended               SIX MONTHS ENDED
                                                           SEPTEMBER                       SEPTEMBER
                                                     ------------------------        ------------------------
                                                     26, 1998        27, 1997        26, 1998        27, 1997
                                                     --------        --------        --------        --------
Net sales.....................................          100.0%          100.0%          100.0%          100.0%
Gross profit..................................           29.5            39.0            30.4            37.0
Selling, general and administrative expenses..           80.1           171.8            81.8           129.5
Loss from operations..........................           50.6           132.8            51.4            92.5
Interest expense..............................            1.9             9.5             3.1             8.3
Net loss......................................           51.8           142.1            60.3           100.5

 THREE MONTHS ENDED SEPTEMBER 26, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER
   27, 1997


  Net sales. Net sales increased to $41.0 million in the fiscal quarter ended September 26, 1998 from $11.5 million in the fiscal quarter ended September 27, 1997. This increase was attributable to acquisitions completed and start-ups launched after September 1997 and revenue growth from existing catalogs. In the fiscal quarter ended September 26, 1998, revenue from catalogs that the Company has operated for at least one year was $12.5 million which represents a 61.3% increase from the $7.7 million in revenue which was generated by the same catalogs in the fiscal quarter ended September 27, 1997. Net sales for the 1998 period were unfavorably affected by shipping delays caused by downtime during the installation and testing of upgraded distribution systems, and by higher than anticipated backorder rates on certain strong-selling items. Finally, the acquisition of Carol Wright Gifts, Inc. was consummated two weeks later than anticipated, resulting in lower than expected sales contribution for the period.

  Gross profit.   Gross profit increased to $12.1 million or 29.5% of net sales for the fiscal quarter ended September 26, 1998 compared to $4.5 million or 39.0% of net sales for the fiscal quarter ended September 27, 1997. The increase in gross profit was attributable to the acquisitions completed and start-ups launched after September 1997 and growth from existing catalogs. The decrease in gross profit percentage was primarily attributable to higher variable order-taking and fulfillment costs as a percentage of revenue incurred in the call center and the distribution center in the fiscal quarter ended September 26, 1998 compared to the Company's operations in the quarter ended September 27, 1997. The call center and distribution center costs reflect expense levels that must be maintained in preparation for the Company's highest order volume quarter in fiscal 1998, the fiscal quarter ending December 26, 1998.

  Selling, general and administrative expenses.   Selling, general and
administrative expenses consist primarily of direct response advertising and promotion costs, administrative payroll and related costs, fixed distribution and telemarketing costs, integration costs for acquisitions and depreciation and amortization. Selling, general and administrative expenses increased to $32.8 million in the fiscal quarter ended September 26, 1998 from $19.8 million in the fiscal quarter ended September 27, 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 80.1% in the fiscal quarter ended September 26, 1998 from 171.8% in the fiscal quarter ended September 27, 1997. This percentage decrease was due to increased sales volume resulting from the acquisitions completed and start-ups launched after September 1997, offset in part by increased costs associated with the Company's decision to further invest in infrastructure in order to take advantage of its opportunities for future growth in new markets and channels as well as to integrate new catalogs. In connection with the Company's acquisitions, amortization of acquired intangibles of $1.8 million is included in selling, general and administrative expenses in the fiscal quarter ended September 26, 1998 as compared to $1.1 million in the fiscal quarter ended September 27, 1997.

  Interest expense.   Interest expense decreased to $0.8 million in the fiscal
quarter ended September 26, 1998 from $1.1 million in the fiscal quarter ended September 27, 1997, primarily as a result of a lower average debt balance for the period.

 SIX MONTHS ENDED SEPTEMBER 26, 1998 COMPARED TO SIX MONTHS ENDED SEPTEMBER 27,
   1997

  Net sales. Net sales increased to $74.8 million in the six months ended September 26, 1998 from $25.6 million in the six months ended September 27, 1997. This increase was attributable to acquisitions completed and start-ups launched after September 1997 and revenue growth from existing catalogs. In the six months ended September 26, 1998, revenue from catalogs that the Company has operated for at least one year was $27.1 million which represents a 42.6% increase from the $19.0 million in revenue which was generated by the same catalogs in the six months ended September 27, 1997.

  Gross profit.   Gross profit increased to $22.8 million or 30.4% of net sales for the six months ended September 26, 1998 compared to $9.5 million or 37.0% of net sales for the six months ended September 27, 1997. The increase in gross profit was attributable to the acquisitions completed and start-ups launched after September 1997 and growth from existing catalogs. The decrease in gross profit percentage was primarily attributable to higher order-taking and fulfillment costs as a percentage of revenue incurred in the call center and the distribution center in the six months ended September 26, 1998 compared to the Company's operations in the six months ended September 27, 1997. The call center and distribution center costs reflect expense levels that must be maintained in preparation for the Company's highest order volume quarter in fiscal 1998, the fiscal quarter ending December 26, 1998.

  Selling, general and administrative expenses.   Selling, general and
administrative expenses consist primarily of direct response advertising and promotion costs, administrative payroll and related costs, fixed distribution and telemarketing costs, integration costs for acquisitions and depreciation and amortization. Selling, general and administrative expenses increased to $61.2 million in the six months ended September 26, 1998 from $33.1 million in the six months ended September 27, 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 81.8% in the six months ended September 26, 1998 from 129.5% in the six months ended September 27, 1997. This percentage decrease was due to increased sales volume resulting from the acquisitions completed and start-ups launched after September 1997, offset in part by increased costs associated with the Company's decision to further invest in infrastructure in order to take advantage of its opportunities for future growth in new markets and channels as well as to integrate new catalogs. In connection with the Company's acquisitions, amortization of acquired intangibles of $3.2 million is included in selling, general and administrative expenses in the six months ended September 26, 1998 as compared to $1.9 million in the six months ended September 27, 1997.

  Interest expense.   Interest expense increased to $2.3 million in the six
months ended September 26, 1998 from $2.1 million in the fiscal quarter ended September 27, 1997, primarily as a result of a higher average debt balance for the period and higher effective interest rates on outstanding debt.

 LIQUIDITY AND CAPITAL RESOURCES

  At September 26, 1998, the Company had cash of $4.9 million and a working capital balance of $19.3 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at September 26, 1998 was $163.7 million.

  To date, prior to implementation of the Company's modified business plan as described in Part II Item 5, the Company's principal capital needs arose from
(i) the acquisition and start-up of new catalog businesses, (ii) the funding of operating losses arising from maintaining the infrastructure necessary to support future acquisitions and the investment in growing these new acquisitions through prospect mailings, (iii) growing the customer database and (iv) capital expenditures related to the telemarketing and fulfillment centers. Following the implementation of the Company's modified business plan, the Company's principal capital needs in the near future are expected to arise from funding working capital and capital expenditures needed to support current business levels.

  During the fiscal quarter ended September 26, 1998, the Company acquired two businesses for an aggregate of $17.1 million in cash, $16.4 million of notes and 2,634,433 shares of Common Stock. As noted above, the Company does not plan to pursue additional acquisitions in the near term.

  In May 1998, the Company completed an initial public offering of its Common Stock (the "Initial Public Offering"). The Company received net proceeds of $132.5 million from the Initial Public Offering, after deducting underwriters' commissions and other related costs. To date, the Company has used (i) approximately $28.0 million of the net proceeds to redeem a portion of the Company's outstanding Convertible Subordinated Debentures due June 1, 2003 (the "Debentures"), all of which were owned by GE Investment Private Placement Partners II, a Limited Partnership ("GEIPPP II"), (ii) approximately $7.75 million of the net proceeds to repay the notes payable to GEIPPP II in the principal amount of $7.65 million (the "Bridge Notes"), (iii) approximately $10.0 million of the net proceeds to repay its outstanding borrowings under the Revolving Credit Facility and a portion of the Term Loan (each as defined below), (iv) approximately $0.8 million of the net proceeds for the acquisition of certain assets of Fan and Fun completed on June 25, 1998, (v) approximately $17.0 million of the net proceeds for the acquisition of certain assets of The Edge Company Catalog completed on August 10, 1998, (vi) approximately $10.3 million of the net proceeds for capital expenditures, and (vii) approximately $58.6 million of the net proceeds for working capital.

  In April 1998, the Company raised a total of $7.65 million through the issuance of Bridge Notes to GEIPPP II. Proceeds from the Bridge Notes were used
(i) to pay for the expansion and upgrading of the infrastructure at the Company's distribution center, (ii) to fund the Biobottoms acquisition and (iii) to provide additional working capital.

  In May 1997, the Company entered into a $25.0 million revolving credit facility (the "Revolving Credit Facility") and a $5.0 million term loan (the "Term Loan," and together with the Revolving Credit Facility, the

"Credit Facility") with The CIT Group/Business Credit Inc. The Credit Facility is collateralized by substantially all of the Company's assets. The Revolving Credit Facility bears interest at a variable rate equal to Prime Rate of The Bank of New York plus 0.5% or LIBOR plus 3%. The Term Loan is payable over five years and bears interest at the Prime Rate plus 0.5%. The Credit Facility contains certain covenants, including a covenant with respect to the maintenance of specified consolidated net worth.

  During the six months ended September 26, 1998, net cash used by operating activities was $72.0 million. During the same period, net cash used in investing activities was $32.3 million, consisting primarily of cash paid for acquisitions, net of cash acquired, of $20.2 million and cash paid for additions to property, equipment and leasehold improvements of $11.1 million. During the same period, net cash provided by financing activities was $106.8 million consisting primarily of the $132.5 million in net proceeds from the Initial Public Offering.

  The Company has been incurring capital expenditures which will total approximately $17.0 million during fiscal 1998 to invest in its existing state-of-the-art infrastructure, to exploit new channels of distribution and to increase its activities in international markets. However, no assurance can be made with respect to the actual timing and amount of all of the expenditures. Even with the implementation of the Company's modified business plan, an increase in the Company's available credit line to finance peak seasonal working capital needs will be required. The Company believes it has sufficient collateral to support such increased credit line. The Company anticipates that its existing cash and such increased credit facility will be sufficient to meet the Company's liquidity requirements for its operations for at least the next 12 months. There can be no assurances that additional sources of financing will not be required during such time or thereafter.

  As of March 28, 1998, the Company had approximately $78 million of federal tax net operating loss carryforwards which will expire in 2012 and 2013. The Company also had approximately $75 million of state tax net operating loss carryforwards which will expire in 2004 and 2005. Net deferred tax assets are fully reserved as of September 26, 1998. In addition, the Company incurred significant additional tax losses for the fiscal quarter ended September 26, 1998.

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

  The Company has received letters from each of its applications vendors stating that all of the Company's informational technology systems, such as its call center order-taking software and distribution center order-fulfillment software, are Year 2000 compliant. The Company has begun an assessment of its non-information technology systems, such as its security systems and telephones, to determine if they are also Year 2000 complaint. To date, the Company has determined, based on information published or otherwise provided by such systems' vendors, that many of its non-information technology systems are or will be Year 2000 compliant. The Company plans to initiate formal communications with the vendors of its remaining non-information technology systems. Based on its assessment to date, the Company is not aware that any of its non-information technology systems will not be Year 2000 compliant prior to the Year 2000. The Company has not incurred costs to modify or replace any of its information technology or non-information technology systems.

  The Company has also begun an assessment of its significant vendors, suppliers, and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 compliance issues. To date, the Company has determined, based on information published or otherwise provided by such third parties, that many of such parties' systems are or will be Year 2000 compliant. The Company plans to initiate formal communications with the remaining third parties with whom the Company has a significant relationship. Based on its assessment to date, the Company is not aware that any of its significant vendors, suppliers and service providers will not be Year 2000 compliant prior to the year 2000.

  In addition to the assessments and investigations described above, the Company plans to conduct internal tests of all of its internal information and non-information technology systems and all of its system interfaces with significant vendors, suppliers and service providers to ensure Year 2000 compliance. However, despite the Company's efforts to ensure that its internal systems and the systems of its significant vendors, suppliers and service providers are Year 2000 complaint, there can be no guarantee that the failure of certain systems will not have a material adverse effect on the Company.

  To date, the Company has handled its Year 2000 compliance program using only internal resources. Accordingly, the only costs incurred by the Company have been the salary costs of its internal staff. Although at the current time, the Company expects that it will be able to complete its Year 2000 compliance program using only internal resources, there can be no assurance that the Company will not require external resources to complete its Year 2000 compliance program.

 RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

  Recent pronouncements of the Financial Accounting Standards Board ("FASB") which are not required to be adopted at September 26, 1998, include the following Statements of Financial Accounting Standards ("SFAS"):

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  Initial Public Offering.  As previously reported in the Company's 1997 Form
  ------------------------
10-K and the Company's Quarterly Report on Form 10-Q for the quarter ending June 27, 1998, on May 13, 1998 the Company completed an initial public offering ("Initial Public Offering") of shares of its Common Stock. The aggregate net proceeds (after deducting underwriting discounts and commissions and before deducting other expenses) received by the Company from the Initial Public Offering was $134,990,625. In addition to underwriting discounts and commissions of $9,384,375, the Company incurred approximately $2,400,000 in other expenses in connection with the Initial Public Offering, including registration and filing fees, printing expenses, accounting fees and legal fees.

  To date, the Company has used (i) approximately $28.0 million of the net proceeds to redeem a portion of the Debentures held by GEIPPP II, (ii) approximately $7.75 million of the net proceeds to repay the Bridge Notes held by GEIPPP II, (iii) approximately $10.0 million of the net proceeds to repay its outstanding borrowings under the Revolving Credit Facility and a portion of the Term Loan, (iv) approximately $0.8 million of the net proceeds for the acquisition of Fan and Fun on June 25, 1998, (v) approximately $17.0 million of the net proceeds for the acquisition of The Edge Company Catalog on August 10, 1998, (vi) approximately $10.3 million of the net proceeds for capital expenditures, and (vii) approximately $58.6 million of the net proceeds for working capital. The Company has invested the remainder of the net offering proceeds in short-term investments, which consist of United States Treasury Notes, obligations of United States government agencies and corporate bonds with maturities of 90 days or less.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     Third Party Inquiries
     ---------------------

     Subsequent to the end of the Company's fiscal quarter ended September 26, 1998, the Company has received unsolicited inquiries from third parties regarding a possible acquisition or strategic investment. The Company has retained Goldman, Sachs & Co. and Schroder & Co. to assist in the evaluation of these inquiries, as well as other alternatives designed to enhance shareholder value. No assurance can be given that this will result in any transactions.

     Changes to Business Plan
     ------------------------

          Subsequent to the end of the Company's fiscal quarter ended September 26, 1998, the Company has decided to modify its business plan in order to effectively allocate its financial resources to establish a cost structure appropriate for its existing business and achieve profitability. The three primary components of the Company's restructuring will be:

          Suspension of Acquisition Program.  The Company has decided to
          ---------------------------------
suspend, for the near term, its acquisition program since management believes that it is not in the best interests of the Company to fund acquisitions with either shares of Common Stock, given its low market value, or cash, given the need to use such cash to fund ongoing operations. As the price of the Common Stock increases, the Company may reactivate its acquisition program.

          Decrease in Customer Prospecting Costs.  The Company plans to decrease
          --------------------------------------
its reliance on rental mailing lists to identify potential new customers, which is a less reliable and more expensive method of building its customer file. Rather, the Company will enhance its reliance on its own database of over 24 million names and will build its database with information gathered from Internet alliances and partnerships.

          Reduction of Fixed Costs.  A significant reduction of the Company's
          ------------------------
fixed cost structure is already in progress. The Company plans to further reduce fixed costs by, among other things, closing redundant facilities, eliminating certain underperforming brands and reducing staff. However, the Company will maintain the appropriate infrastructure to effectively accommodate reactivation of its acquisition program, as market conditions permit.

     The Company anticipates that these actions will generate annualized cost savings of approximately $21 million on a pre-tax basis beginning in fiscal 1999. The Company expects to incur a one-time pre-tax charge for inventory write off and restructuring costs aggregating approximately $5 million to $10 million in the fiscal quarter ending December 26, 1998. The Company's ability to achieve profitability in fiscal 1999 is dependent in part on the successful implementation of the modifications described above and other factors. See "Factors That May Affect Future Financial Results" in the 1997 Form 10-K. Accordingly, there can be no assurance that the Company will achieve profitability.

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

     Ilan Kaufthal. Ilan Kaufthal, who is 50 years of age, has served as a director of the Company since July 1998. Since February 1987, Mr. Kaufthal has served in various capacities at Schroder & Co. Inc. ("Schroder"), and is currently the Vice Chairman. Mr. Kaufthal is responsible for the mergers and acquisitions business of Schroder and serves on its executive committee. Mr. Kaufthal is a director of United Retail Group, Inc., ASI Solutions Inc., Cambrex Corp and Russ Berrie & Co., Inc.

     Audit Committee.
     ---------------

     In August 1998, the Board of Directors of the Company established an Audit Committee and appointed the following directors to serve as members of the Audit Committee: Hunter Cohen, Ilan Kaufthal and David Wiederecht.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

  The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

  Exhibit                               Description
    No.
----------  --------------------------------------------------------------------
    2.1 Asset Purchase Agreement, dated as of August 5, 1998, by and among Genesis Direct Forty Three, LLC, Carol Wright Gifts, Inc. and Cox Target Media, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K (File No. 0-24173)).
    2.2 Amendment No. 1 to Asset Purchase Agreement, dated as of August 5, 1998, by and among Genesis Direct Forty Three, LLC, Carol Wright Gifts, Inc. and Cox Target Media, Inc. (incorporated by reference to
            Exhibit 2.2 of the Registrant's Current Report on Form 8-K (File No. 0-24173)).
    3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
    3.2 Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.5 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
    4.1 Specimen certificate for shares of the Registrant's Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
    4.2 Stockholders Agreement dated as of September 30, 1998 (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
    4.3 Registration Rights Agreement, date as of September 14, 1998, by and between Genesis Direct, Inc. and Carol Wright Gifts, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K (File No. 0-24173)).
    4.4 Convertible Note, dated September 14, 1998, made by Genesis Direct, Inc. in favor of Carol Wright Gifts, Inc. (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K (File No. 0-24173)).
   27.1     Financial Data Schedule for fiscal quarter ended September 26, 1998.


         (b)   REPORTS ON FORM 8-K

  The following reports on Form 8-K were filed in or for the three month period ended September 26, 1998:

  In August 1998, the Company filed a Current Report on Form 8-K to report that the Company acquired The Edge Company Catalog, Inc.

  In August 1998, the Company filed a Current Report on Form 8-K to report that it had signed a definitive agreement to acquire Carol Wright Gifts, Inc ("Carol Wright Gifts"). In September 1998, the Company filed a Current Report on Form 8-K to report that the Carol Wright Gifts acquisition was consummated.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GENESIS DIRECT, INC.

Date: November 9, 1998                 By: /s/ Ronald Benanto
                                          ---------------------------------
                                               Ronald Benanto
                                               Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)

                                 EXHIBIT INDEX

 Exhibit
   No.                                   Description
----------  --------------------------------------------------------------------
    2.1 Asset Purchase Agreement, dated as of August 5, 1998, by and among Genesis Direct Forty Three, LLC, Carol Wright Gifts, Inc. and Cox Target Media, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K (File No. 0-24173)).
    2.2 Amendment No. 1 to Asset Purchase Agreement, dated as of August 5, 1998, by and among Genesis Direct Forty Three, LLC, Carol Wright Gifts, Inc. and Cox Target Media, Inc. (incorporated by reference to
            Exhibit 2.2 of the Registrant's Current Report on Form 8-K (File No. 0-24173)).
    3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
    3.2 Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.5 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
    4.1 Specimen certificate for shares of the Registrant's Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
    4.2 Stockholders Agreement dated as of September 30, 1998 (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
    4.3 Registration Rights Agreement, date as of September 14, 1998, by and between Genesis Direct, Inc. and Carol Wright Gifts, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K (File No. 0-24173)).
    4.4 Convertible Note, dated September 14, 1998, made by Genesis Direct, Inc. in favor of Carol Wright Gifts, Inc. (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K (File No. 0-24173)).
   27.1     Financial Data Schedule for fiscal quarter ended September 26, 1998.