Form 10-Q
period 1998-12-26
GENESIS DIRECT INC
filed 1999-02-09
CIK 1056326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 26, 1998

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

The number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 32,358,961 on February 5, 1999.

                              GENESIS DIRECT, INC.

                          Quarterly Report on Form 10-Q
                For the Quarterly Period Ended December 26, 1998

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Consolidated Balance Sheets -
                      December 26, 1998 and March 28, 1998                                                    3

                  Consolidated Statements of Operations -
                      Three months and nine months ended December 26, 1998 and
                      December 27, 1997                                                                       4

                  Consolidated Statement of Stockholders' Equity (Deficiency)-
                      Nine months ended December 26, 1998 and the year ended March 28, 1998                   5

                  Consolidated Statements of Cash Flows -
                      Nine months ended December 26, 1998 and December 27, 1997                               6

                  Notes to Consolidated Financial Statements                                                  7

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                   10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                      15

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                                               16

Item 2.       Changes in Securities and Use of Proceeds                                                       16

Item 3.       Defaults upon Senior Securities                                                                 16

Item 4.       Submission of Matters to a Vote of Security Holders                                             16

Item 5.       Other Information                                                                               16

Item 6.       Exhibits and Reports on Form 8-K                                                                18

Signatures                                                                                                    19

Exhibits                                                                                                      20

                                    PART I

Item 1.  Financial Statements

                          Consolidated Balance Sheets
              (in thousands, except share and per share amounts)

                                                                             December 26, 1998      March 28, 1998
                                                                             -----------------      --------------
                                                                               (Unaudited)
Assets
Current assets:
   Cash and cash equivalents, including restricted cash of
      $2,048 and $2,268, respectively..................................          $   11,662         $      2,722
   Accounts receivable, less allowances of $2,643 and
     $1,415, respectively..............................................              17,532                5,594
   Merchandise inventory, net of reserves..............................              62,119               27,350
   Deferred advertising costs..........................................              12,218               10,239
   Other current assets................................................               4,955                1,348
   Note receivable, current portion....................................                 479                  340
                                                                              ----------------      ---------------
     Total current assets.............................................              108,965               47,593
Intangibles, net of accumulated amortization of $6,778 and
   $3,509, respectively................................................               9,747                8,240
Goodwill, net of accumulated amortization of $3,682 and
   $1,643, respectively................................................              93,844               55,140
Property, equipment and leasehold improvements, net....................              46,323               25,639
Note receivable, less current portion..................................               1,020                1,275
Other assets...........................................................                 988                1,389
                                                                              ----------------      ---------------
                                                                                 $  260,887           $  139,276
                                                                              ================      ===============

Liabilities and common stockholders' equity (deficiency)
Current liabilities:
   Accounts payable....................................................          $   40,733          $    20,435
   Accrued expenses....................................................              45,772               14,549
   Current portion of notes payable and long-term debt.................              24,043               20,478
   Current portion of obligations under capital leases.................               1,996                1,840
   Other current liabilities...........................................               2,181                3,203
                                                                              ----------------      ---------------
     Total current liabilities........................................              114,725               60,505
Notes payable and long-term debt, less current portion.................              18,227                7,176
Debentures--related parties.............................................                  -               30,000
Obligations under capital leases, net of current portion...............               3,293                3,978
Other liabilities......................................................               2,296                2,717
Series A Preferred Stock (liquidation value $1,000 per share),
   122,000 shares authorized, 94,300 shares issued and
   outstanding at March 28, 1998.......................................                   -               96,739
Common stockholders' equity (deficiency):
   Common stock, par value $.01 per share; 275,000,000 shares authorized, 32,354,018 and 8,990,575 shares issued and
     outstanding at December 26, 1998 and March 28, 1998,
     respectively......................................................                 323                   90
   Additional paid-in capital..........................................             278,542               30,507
   Accumulated deficit.................................................            (156,519)             (92,436)
                                                                              ----------------      ---------------
     Total common stockholders' equity (deficiency)...................              122,346              (61,839)
                                                                              ----------------      ---------------
     Total liabilities and common stockholders' equity................           $  260,887          $   139,276
                                                                              ================      ===============

                            See accompanying notes.

                   Consolidated Statements of Operations
              (in thousands, except share and per share amounts)
                                  (Unaudited)


                                                       Three months ended                       Nine months ended
                                                       ------------------                       -----------------
                                             December 26,1998    December 27, 1997    December 26,1998    December 27, 1997
                                             ----------------    -----------------    ----------------    -----------------
Net Sales                                       $   117,927          $  55,915            $  192,773          $   81,505
Cost of goods sold.........................          75,722             46,019               127,792              62,143
                                             ----------------    -----------------    ----------------    -----------------
Gross profit...............................          42,205              9,896                64,981              19,362
Selling, general and administrative
expenses...................................          59,919             40,351               121,152              73,479
                                             ----------------    -----------------    ----------------    -----------------
Loss from operations.......................         (17,714)           (30,455)              (56,171)            (54,117)
Interest expense...........................           1,299              1,031                 3,597               3,163
Interest income............................             124                354                   920                 426
                                             ----------------    -----------------    ----------------    -----------------
Net loss before extraordinary item.........         (18,889)           (31,132)              (58,848)            (56,854)
Extraordinary item-loss on extinguishment
of debt....................................               -                  -                (5,235)                  -
                                             ----------------    -----------------    ----------------    -----------------
Net loss....................................    $   (18,889)         $  (31,132)          $  (64,083)         $  (56,854)
                                             ----------------    -----------------    ----------------    -----------------
Dividends  accrued  on  Series  A  Preferred
Stock                                                     -              (1,032)                   -              (1,032)
                                             ----------------    -----------------    ----------------    -----------------
Net loss attributable to common stockholders    $   (18,889)         $  (32,164)          $  (64,083)         $  (57,886)
                                             ================    =================    ================    =================

Basic net loss per share:

   Loss before extraordinary item...........    $     (.58)          $    (3.63)          $    (2.13)         $    (6.57)
   Extraordinary item......................              -                    -                 (.19)                  -
                                             ----------------    -----------------    ----------------    -----------------
   Net loss................................     $     (.58)          $    (3.63)          $    (2.32)             $(6.57)
                                             ----------------    -----------------    ----------------    -----------------
Weighted average shares - basic............      32,354,018           8,856,723           27,630,445           8,810,175
                                             ================    =================    ================    =================



                            See accompanying notes.

         Consolidated Statements of Stockholders' Equity (Deficiency)
                     (in thousands, except share amounts)



                                                                                                         Total
                                              Shares of                   Additional                   Stockholders'
                                                Common       Common        Paid-In      Accumulated       Equity
                                                Stock        Stock         Capital        Deficit      (Deficiency)
                                             ----------     --------     ----------     -------------  ------------
  Balance at March 29, 1997...............   6,792,500      $    68      $  24,532      $   (16,225)   $   8,375
     Issuance of Common Stock.............   2,062,500           21          7,479                         7,500
     Common stock purchase warrant
        issued in connection with
        Debentures........................                                     203                           203
     Issuance Costs of Series A
        Preferred Stock...................                                    (746)                         (746)
     Dividends accrued on Series
        A Preferred Stock.................                                  (2,439)                       (2,439)
     Issuance of Common Stock in
        Connection with business
        Acquisitions and licenses.........     135,575            1          1,478                         1,479
     Net loss.............................                                                (76,211)       (76,211)
                                            -----------     --------   -----------    -------------  ------------
  Balance at March 28, 1998...............   8,990,575           90         30,507        (92,436)       (61,839)
                                            ===========     ========   ===========    =============  ============
     Issuance of Common Stock upon
        conversion of Debentures..........   2,331,521           23          9,727                         9,750
     Issuance of Common Stock upon
        conversion of note issued in
        connection with acquisition.......     128,333            1          1,399                         1,400
     Issuance of Common Stock upon
        conversion of Series A Preferred
        Stock.............................   8,644,156           87         94,213                        94,300
     Dividends accrued on Series A
        Preferred Stock...................                                    (620)                         (620)
     Forgiveness of dividends on Series A
         Preferred Stock..................                                   3,059                         3,059
     Issuance of Common Stock in
        connection with Initial Public
        Offering..........................   9,625,000           96        132,419                       132,515
     Issuance of Common Stock in
        connection with acquisitions......   2,634,433           26          7,838                         7,864
     Net loss.............................                                                (64,083)       (64,083)
                                            -----------     --------   -----------    -------------  ------------
  Balance at December 26, 1998.
    (unaudited)...........................  32,354,018      $   323    $   278,542    $  (156,519)   $   122,346
                                            ===========     ========   ===========    =============  ============

                            See accompanying notes.

                                       Consolidated Statements of Cash Flows
                                                  (in thousands)
                                                    (Unaudited)

                                                                      Nine Months ended
                                                          -------------------------------------------
                                                            December 26, 1998     December 27, 1997
                                                          --------------------- ---------------------
  Cash flows from operating activities
   Net loss...........................................         $ (64,083)            $ (56,854)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
   Depreciation and amortization......................             9,222                 4,275
   Provision for losses on accounts receivable........               951                   836
   Non-cash interest expense..........................               102                 2,440
   Changes in operating assets and liabilities net of
    business acquired:................................
   Accounts receivable................................            (9,948)               (4,744)
   Merchandise inventory..............................           (13,325)              (10,595)
   Deferred advertising costs and other current assets             2,628                 1,824
   Accounts payable and accrued liabilities...........            15,436                 6,134
   Other assets.......................................             1,182                (1,002)
   Other liabilities..................................            (2,940)                  242
                                                          --------------        --------------
   Net cash used in operating activities..............         $ (60,775)            $ (57,444)
  Cash flows from investing activities
   Intangibles and goodwill...........................            (1,295)                  (56)
   Acquisition of property, equipment and leasehold
    improvements......................................           (19,902)              (16,902)
   Cash paid for acquired businesses, net of cash
    acquired..........................................           (20,179)              (13,376)
   (Increase) decrease in restricted cash.............               220                   240
                                                          ---------------       --------------
   Net cash used in investing activities..............         $ (41,156)            $ (30,094)
  Cash flows from financing activities
   (Repayment of) proceeds from line of credit........              5,217                  264
   (Repayment of) proceeds from issuance of
    Debentures--related parties.......................            (20,250)               7,500
   Proceeds from sale of Common Stock.................            132,515                7,500
   Proceeds from Bridge Notes.........................                  -               44,437
   Proceeds from sale of Series A Preferred Stock,
    net of issuance costs.............................                  -               26,175
   (Repayment of) proceeds from term loan.............               (800)               5,000
   Payments of notes payable..........................             (5,591)              (3,667)
                                                          ---------------       --------------
   Net cash provided by financing activities..........         $  111,091            $  87,209
                                                          ---------------       --------------
   Increase (decrease) in cash and cash equivalents...              9,160                 (329)
   Cash and cash equivalents at beginning of period...                454                5,744
                                                          ---------------       --------------
   Cash and cash equivalents at end of period.........         $    9,614            $   5,415
                                                          ===============       ==============
  Supplemental disclosures of cash flow information
   Interest paid......................................         $    5,666            $   1,659
                                                          ===============       ==============
  Supplemental disclosures of non-cash investing and
   financing activities
   Acquisitions:
      Liabilities assumed.............................             37,037                8,145
      Issuance of notes payable.......................             17,538                4,138
      Issuance of Common Stock........................              7,864                   30
      Obligations under noncompete agreements.........                184                1,213
   Conversion of debt to Series A Preferred Stock                       -               26,175
   Reduction of Seller Notes payable in connection
    with the subsequent sale of net assets acquired                     -                1,000
   Conversion of Series A Preferred Stock to Common
    Stock.............................................             94,300                    -
   Conversion of Debentures to Common Stock...........              9,750                    -
   Conversion of note payable to Common Stock.........              1,400                    -
   Capital leases.....................................                713                    -

                            See accompanying notes.

             Notes to Consolidated Financial Statements (Unaudited)


1. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended December 26, 1998 are not necessarily indicative of the results that may be expected for the year ended March 27, 1999. These financial statements should be read in conjunction with the financial statements and footnotes thereto and management's discussion and analysis thereof included in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 hereof.

     Fiscal Year

     The Company's fiscal year ends on the Saturday next preceding April 1, resulting in either a 52 or 53 week fiscal year. The year ended March 28, 1998 ("fiscal 1997") was a 52-week year. The Company's fiscal quarter is a 13-week period which ends on a Saturday.

     Loss Per Share

     Loss per share amounts for all periods are based on the provisions of Statement of Financial Accounting Standards No. 128 Earnings Per Share. Diluted loss per share is not presented since the effect of all potentially dilutive securities is anti-dilutive. The number of securities that could potentially dilute basic earnings per share in the future but that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented is 4,567,253 (before application of the treasury stock method).

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

3. Acquisitions

     In September 1998, the Company acquired certain assets and liabilities of Carol Wright Gifts, Inc., a company engaged in the direct marketing of general merchandise to consumers. Payment of the aggregate purchase price of $18,900,000 consisted of (i) 2,400,000 shares of the Company's Common Stock valued at $2.5625 per share (the closing price of the Common Stock on the closing date), and (ii) a convertible promissory note in the principal amount of $12,750,000, bearing interest at an annual rate equal to the prime interest rate publicly announced by Citibank, N.A., New York, New York plus 0.5%. The convertible note is payable in its full amount on March 14, 2001; provided, that, in lieu of such payment, the holder of the convertible note may at any time after the Conversion Date (as defined below) convert the principal amount of the convertible note at a conversion price of $12.75 per share into 1,000,000 shares of Common Stock, subject to certain adjustments. The Conversion Date is the date immediately following the tenth consecutive trading day at which the closing price of the Common Stock on the Nasdaq Stock Market on each such day as reported in the Wall Street Journal was equal to or exceeded $12.75. Pursuant to the terms of the note, upon the occurrence and continuation of an event of default, the note is convertible into shares of the Common Stock at a significantly lower conversion price. In addition to the purchase price, the Company paid $100,000 in consideration of non-compete obligations. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $15,317,000 which has been recorded as goodwill and is being amortized over 40 years.

     In August 1998, the Company acquired certain assets and liabilities of The Edge Company Catalog, Inc., a company engaged in the direct marketing of distinctive gifts, tools, collectibles, electronics and action gear, including collectible knives. Payment of the aggregate purchase price of $22,332,541 consisted of (i) $17 million in cash, (ii) 234,433 shares of the Company's Common Stock valued at $7.3125 per share (the closing price of the Common Stock on the closing date), (iii) a 6% interest bearing promissory note in the principal amount of $960,000 payable on April 10, 1999, (iv) an 8% interest bearing promissory note in the principal amount of $900,000 payable in three equal annual installments commencing on August 10, 1999 and (v) an 8% interest bearing promissory note in the principal amount of $1,758,250 payable in four equal semi-annual installments commencing on February 10, 1999. In addition to the purchase price, the Company is required to pay $100,000 in consideration of non-compete obligations payable in equal annual installments of $25,000 beginning August 1999 and ending August 2002. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $21,510,000 which has been recorded as goodwill and is being amortized over 40 years.

     In June 1998, the Company acquired Fan and Fun, a company engaged in the direct marketing of sports apparel and merchandise. Payment of the purchase price consisted of $0.8 million of cash.

     In April 1998, the Company acquired certain assets and liabilities of Biobottoms, Inc., a company engaged in the direct marketing of children's apparel. Payment of the aggregate purchase price of $3.60 million consisted of
(i) $1.0 million of cash, (ii) $1.43 million for retirement of debt, (iii) $1.17 million of notes, bearing interest at an annual rate of 7.0%, of which $400,000 was paid in September 1998, $270,000 was due in August 1998 but has not yet been paid because the Company believes such amount should be used to offset a post-closing purchase price adjustment due from the sellers in accordance with the terms of the note, and the balance is due in July 1999. In addition to the purchase price, the Company is required to pay $100,000 in consideration of non-compete obligations payable in equal annual installments of $50,000 in April 1999 and April 2000. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $5.7 million which has been recorded as goodwill and is being amortized over 40 years.

4. Subsequent Events

     Subsequent to the end of the Company's fiscal quarter ended December 26, 1998, the Company announced a strategic repositioning of its business designed to capitalize on its prominence as a leading direct marketer and e-tailer of sports products, to leverage its sports brands and operating infrastructure and to facilitate the Company's further development as a web-based sports products superstore. In connection with the strategic repositioning, the Board of Directors of the Company has approved changing the name of the Company to PROTEAM.com, pending shareholder approval at the next annual meeting of shareholders, and changing the Company's ticker symbol from GEND to PRTM, effective February 1999.

     The Company has retained the investment bank Gruppo Levey & Co. to sell its non-sports assets. In total, proceeds raised from the sale of all non-sports assets are expected to be in excess of $60 million, and will be used to repay certain obligations and to fund ongoing business operations as well as aggressive expansion of the existing Internet sports business. The Company already has signed a definitive agreement, subject to certain conditions including Hart-Scott-Rodino approval, to sell four of its Institutional/Business-to-Business catalog titles for $23 million to School Specialty, Inc. In a further effort to reduce fixed costs, the Company has eliminated approximately 150 salaried positions. The corporate repositioning, cost reduction program and layoffs are expected to generate approximately $35 million in annual fixed cost savings. The Company expects to incur a pre-tax restructuring charge of approximately $12 million in the fiscal quarter ending March 27, 1999. This amount includes the previously announced charge for inventory writedowns and restructuring costs originally expected to be recorded in the third quarter. The restructuring charge does not include potential losses from the sale of discontinued businesses which the Company expects to incur but cannot estimate at this time.

     Concurrent with the repositioning of the Company, the Company has signed letters of intent, subject to the approval of the Company's secured lender, to receive up to a total of $10 million in additional debt financing: $5 million from one of the Company's principal stockholders and $5 million from a fund in which the Company's President and Chief Executive Officer is a partner. In connection with the financing, the Company has agreed to issue to the lenders warrants to purchase a total of one million shares of the Company's Common Stock.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto which are included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Quarterly Report on Form 10-Q shall be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. The Company's actual results could differ materially from those anticipated or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed before and in the section entitled "Factors That May Affect Future Financial Results" in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 (the "1997 Form 10-K"), which was filed with the Securities and Exchange Commission on July 24, 1998, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

   Overview

     As more fully described under "Part II - Item 5 - Other Information - Changes to Business Plan," in February 1999, the Company announced a strategic repositioning of its business. Prior to the restructuring, the Company positioned itself as a database-driven specialty retailer in the rapidly growing universe of non-store shopping. With 36 Company-owned brands, the Company offered products directly to consumers in targeted niche markets primarily through a variety of distinctive, information-rich catalogs, as well as Internet websites and electronic media, including television and radio. Following the restructuring, the Company will focus on its consumer sports business, with an emphasis on increasing its Internet business. The Company had an accumulated deficit of approximately $156.5 million at December 26, 1998 and had a net loss of $18.9 million for the fiscal quarter then ended. Management believes that the Company's historical results of operations are not necessarily indicative of future operating results.

   Results of Operations

     The following table sets forth, for the periods indicated, selected items from the Company's statement of operations expressed as a percentage of net sales. Any trends reflected by the following table may not be indicative of future results.

                                                     Three Months Ended           Nine Months Ended
                                                          December                     December
                                                  -------------------------   -------------------------
                                                   26, 1998      27, 1997      26, 1998       27, 1997
                                                   --------      --------      --------       --------
Net sales..................................          100.0%        100.0%        100.0%         100.0%
Gross profit...............................          35.8          17.7          33.7           23.8
Selling, general and administrative
   expenses................................          50.8          72.2          62.8           90.2
Loss from operations.......................          15.0          54.5          29.1           66.4
Interest expense...........................           1.1           1.8           1.9            3.9
Net loss...................................          16.0          55.7          33.2           69.8

   Three Months Ended December 26, 1998 Compared to Three Months Ended December 27, 1997

     Net sales. Net sales increased to $117.9 million in the fiscal quarter ended December 26, 1998 from $55.9 million in the fiscal quarter ended December 27, 1997. This increase was attributable to acquisitions completed and start-ups launched after December 1997 and revenue growth from existing catalogs. In the fiscal quarter ended December 26, 1998, revenue from catalogs that the Company is retaining and has operated for at least one comparable year was $29.5 million which represents a 23% increase from the $24.0 million in revenue which was generated by the same catalogs in the fiscal quarter ended December 27, 1997. Net sales for the 1998 period were unfavorably affected by general seasonal softness in the catalog industry, circulation cuts in certain unprofitable mailings of the Carol Wright Gifts business, circulation reductions in the Company's consumer catalogs resulting from printed catalogs damaged in an accident at the Company's largest printer and the impact of the NBA strike on the catalogs offering basketball-related merchandise.

     Gross profit. Gross profit increased to $42.2 million or 35.8% of net sales for the fiscal quarter ended December 26, 1998 compared to $9.9 million or 17.7% of net sales for the fiscal quarter ended December 27, 1997. The increase in gross profit was attributable to the acquisitions completed and start-ups launched after December 1997 and growth from existing catalogs. The increase in gross profit percentage was attributable to improved product margins and improvement in overall fulfillment costs as a percentage of sales.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of direct response advertising and promotion costs, administrative payroll and related costs, fixed distribution and telemarketing costs, integration costs for acquisitions and depreciation and amortization. Selling, general and administrative expenses increased to $59.9 million in the fiscal quarter ended December 26, 1998 from $40.4 million in the fiscal quarter ended December 27, 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 50.8% in the fiscal quarter ended December 26, 1998 from 72.2% in the fiscal quarter ended December 27, 1997. The increase in absolute dollars was attributable to acquisitions completed since December 1997. The percentage decrease was due to certain consolidation economies as well as the conscious reduction in high-cost prospective mailings and fixed creative costs. In connection with the Company's acquisitions, amortization of acquired intangibles of $2.1 million is included in selling, general and administrative expenses in the fiscal quarter ended December 26, 1998 as compared to $1.4 million in the fiscal quarter ended December 27, 1997.

     Interest expense. Interest expense increased to $1.3 million in the fiscal quarter ended December 26, 1998 from $1.0 million in the fiscal quarter ended December 27, 1997, primarily as a result of a higher average debt balance for the period.

   Nine Months Ended December 26, 1998 Compared to Nine Months Ended December 27, 1997

     Net sales. Net sales increased to $192.8 million in the nine months ended December 26, 1998 from $81.5 million in the nine months ended December 27, 1997. This increase was attributable to acquisitions completed and start-ups launched after December 1997 and revenue growth from existing catalogs. In the nine months ended December 26, 1998, revenue from catalogs that the Company is retaining and has operated for at least one comparable year was $44.0 million which represents a 31% increase from the $33.7 million in revenue which was generated by the same catalogs in the nine months ended December 27, 1997. Net sales for the 1998 period were unfavorably affected by general seasonal softness in the catalog industry, circulation cuts in certain unprofitable mailings of the Carol Wright Gifts business, circulation reductions in the Company's consumer catalogs resulting from printed catalogs damaged in an accident at the Company's largest printer and the impact of the NBA strike on the catalogs offering basketball-related merchandise.

     Gross profit. Gross profit increased to $65.0 million or 33.7% of net sales for the nine months ended December 26, 1998 compared to $19.4 million or 23.8% of net sales for the nine months ended December 27, 1997. The increase in gross profit was attributable to the acquisitions completed and start-ups launched after December 1997 and growth from existing catalogs. The increase in gross profit percentage was attributable to improved product margins and improvement in overall fulfillment costs as a percentage of sales.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of direct response advertising and promotion costs, administrative payroll and related costs, fixed distribution and telemarketing costs, integration costs for acquisitions and depreciation and amortization. Selling, general and administrative expenses increased to $121.2 million in the nine months ended December 26, 1998 from $73.5 million in the nine months ended December 27, 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 62.8% in the nine months ended December 26, 1998 from 90.2% in the nine months ended December 27, 1997. The increase in absolute dollars was attributable to acquisitions completed since December 1997. The percentage decrease was due to certain consolidation economies as well as the conscious reduction in high-cost prospective mailings and fixed creative costs. In connection with the Company's acquisitions, amortization of acquired intangibles of $5.3 million is included in selling, general and administrative expenses in the nine months ended December 26, 1998 as compared to $2.9 million in the nine months ended December 27, 1997.

     Interest expense. Interest expense increased to $3.6 million in the nine months ended December 26, 1998 from $3.2 million in the nine months ended December 27, 1997, primarily as a result of a higher average debt balance for the period and higher effective interest rates on outstanding debt.

   Liquidity and Capital Resources

     At December 26, 1998, the Company had cash of $11.7 million ($2 million of which is restricted) and a working capital deficit of $5.8 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at December 26, 1998 was $143.9 million.

     Prior to implementation of the Company's modified business plan as described in Part II, Item 5 and in the Company's Form 10-Q for the quarter ended September 26, 1998, the Company's principal capital needs arose from (i) the acquisition and start-up of new catalog businesses, (ii) the funding of operating losses arising from maintaining the infrastructure necessary to support future acquisitions and the investment in growing these new acquisitions through prospect mailings, (iii) growing the customer database and (iv) capital expenditures related to the telemarketing and fulfillment centers. Following the implementation of the Company's modified business plan, the Company's principal capital needs in the near future are expected to arise from funding working capital and capital expenditures needed to support the revised business levels. The Company did not acquire any new businesses during the fiscal quarter ended December 26, 1998. The Company has been incurring capital expenditures which will total approximately $20.0 million during fiscal 1998 to invest in its existing state-of-the-art infrastructure, to exploit new channels of distribution and to increase its activities in international markets.

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

     During the nine months ended December 26, 1998, net cash used by operating activities was $60.8 million. During the same period, net cash used in investing activities was $41.2 million, consisting primarily of cash paid for acquisitions, net of cash acquired, of $20.2 million and cash paid for additions to property, equipment and leasehold improvements of $19.9 million. During the same period, net cash provided by financing activities was $111.1 million consisting primarily of the $132.5 million in net proceeds from the Initial Public Offering.

     As part of the Company's strategic repositioning, it has announced its intention to sell its non-sports assets. The proceeds of such a sale program are expected to be in excess of $60 million and will be used to repay certain obligations including its existing bank credit facility, and to fund ongoing business operations as well as an aggressive expansion of its existing Internet business. However, there can be no assurances as to the timing and amount of the total proceeds to be generated by the divestiture program. Accordingly, the Company has entered into a letter of intent to receive up to $10 million in additional debt financing pursuant to a one-year debenture to help fund the Company's operations in the interim. See "Part II - Item 5 - Changes to Business Plan." The Company anticipates that its existing cash, the new debt financing, the anticipated proceeds of the divestiture program and the planned replacement of its revolving credit facility will be sufficient to meet the Company's liquidity requirements for its operations for at least the next 12 months. However, since there can be no assurance that the divestiture program will generate the expected total proceeds or as to the timing of such proceeds, there can be no assurances that additional sources of financing will not be required during such time or thereafter.

     In connection with the strategic repositioning described in Part II, Item 5, the Company expects to incur a pre-tax restructuring charge of approximately $12 million in the fiscal quarter ending March 27, 1999. This amount includes the previously announced charge for inventory writedowns and restructuring costs originally expected to be recorded in the third quarter. The restructuring charge does not include potential losses from the sale of discontinued businesses which the Company expects to incur but cannot estimate at this time.

     As of March 28, 1998, the Company had approximately $78 million of federal tax net operating loss carryforwards which will expire in 2012 and 2013. The Company also had approximately $75 million of state tax net operating loss carryforwards which will expire in 2004 and 2005. In addition, the Company incurred significant additional tax losses for the nine months ended December 26, 1998. Net deferred tax assets are fully reserved as of December 26, 1998.

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

   Seasonality

     The Company's business is subject to seasonal fluctuations. Management anticipates that approximately 50% of the Company's net revenues will be derived from the fall and holiday seasons. As a result, the Company expects its sales and results of operations generally to be the lowest in the second quarter of each fiscal year, which precedes the back-to-school and holiday purchases. The Company's quarterly results may fluctuate as a result of numerous factors including the timing, quantity and cost of catalog mailings, the response rates to such mailings, the timing of merchandise deliveries, the merchandise mix, pricing and presentation of products offered and sold and market acceptance of the Company's merchandise (including new merchandise categories or products introduced). Accordingly, results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarters. Results of operations are affected not only by the seasonality of the Company's net revenues, but also by seasonal variations in product mix and the fixed portion of the Company's operating expenses. See "Factors that May Affect Future Financial Results" in the 1997 Form 10-K.

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

     The Company has received letters from each of its applications vendors stating that all of the Company's informational technology systems, such as its call center order-taking software and distribution center order-fulfillment software, are Year 2000 compliant. The Company has begun an assessment of its non-information technology systems, such as its security systems and telephones, to determine if they are also Year 2000 compliant. To date, the Company has determined, based on information published or otherwise provided by such systems' vendors, that many of its non-information technology systems are or will be Year 2000 compliant. The Company plans to initiate formal communications with the vendors of its remaining non-information technology systems. Based on its assessment to date, the Company is not aware that any of its non-information technology systems will not be Year 2000 compliant prior to the Year 2000. The Company has not incurred costs to modify or replace any of its information technology or non-information technology systems.

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

     In addition to the assessments and investigations described above, the Company plans to conduct internal tests of all of its internal information and non-information technology systems and all of its system interfaces with significant vendors, suppliers and service providers to ensure Year 2000 compliance. However, despite the Company's efforts to ensure that its internal systems and the systems of its significant vendors, suppliers and service providers are Year 2000 compliant, there can be no guarantee that the failure of certain systems will not have a material adverse effect on the Company.

     To date, the Company has handled its Year 2000 compliance program using only internal resources. Accordingly, the only costs incurred by the Company have been the salary costs of its internal staff. Although at the current time the Company expects that it will be able to complete its Year 2000 compliance program using only internal resources, there can be no assurance that the Company will not require external resources to complete its Year 2000 compliance program.

     Recent Pronouncements of the Financial Accounting Standards Board

     Recent pronouncements of the Financial Accounting Standards Board ("FASB") which are not required to be adopted at December 26, 1998, include the following Statements of Financial Accounting Standards ("SFAS"):

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

Item 2.  Changes In Securities And Use Of Proceeds

     Initial Public Offering. As previously reported in the Company's 1997 Form
     -----------------------
10-K and the Company's Quarterly Reports on Form 10-Q for the quarters ended June 27, 1998 and September 26, 1998, on May 13, 1998 the Company completed an initial public offering ("Initial Public Offering") of shares of its Common Stock. The aggregate net proceeds (after deducting underwriting discounts and commissions and before deducting other expenses) received by the Company from the Initial Public Offering was $134,990,625. In addition to underwriting discounts and commissions of $9,384,375, the Company incurred approximately $2,400,000 in other expenses in connection with the Initial Public Offering, including registration and filing fees, printing expenses, accounting fees and legal fees.

     The Company has used (i) approximately $28.0 million of the net proceeds to redeem a portion of the Debentures held by GEIPPP II, (ii) approximately $7.75 million of the net proceeds to repay the Bridge Notes held by GEIPPP II, (iii) approximately $10.0 million of the net proceeds to repay its outstanding borrowings under the Revolving Credit Facility and a portion of the Term Loan,
(iv) approximately $0.8 million of the net proceeds for the acquisition of Fan and Fun on June 25, 1998, (v) approximately $17.0 million of the net proceeds for the acquisition of The Edge Company Catalog on August 10, 1998, (vi) approximately $10.3 million of the net proceeds for capital expenditures, and
(vii) approximately $58.6 million of the net proceeds for working capital. The Company has invested the unused portion of the net offering proceeds in short-term investments, which consist of United States Treasury Notes, obligations of United States government agencies and corporate bonds with maturities of 90 days or less.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission Of Matters To A Vote Of Security Holders

         None.

Item 5.  Other Information

         Changes to Business Plan
         ------------------------

         Subsequent to the end of the Company's fiscal quarter ended December 26, 1998, the Company announced a strategic repositioning of its business designed to capitalize on its prominence as a leading direct marketer and e-tailer of sports products, to leverage its sports brands and operating infrastructure and to facilitate the Company's further development as a web-based sports products superstore. In connection with the strategic repositioning, the Board of Directors of the Company has approved changing the name of the Company to PROTEAM.com, pending shareholder approval at the next annual meeting of shareholders, and changing the Company's ticker symbol from GEND to PRTM, effective February 1999.

         In connection with the restructuring, the Company plans to retain the following brands:

Name:                                                      Sport / League Affiliation:
-----                                                      ---------------------------
proteam.com(TM)                                            All Sports
1-800-Pro-Team(R)

Hot Off The Ice(R) -                                       Hockey
The Official Catalog of the Coolest Game on Earth          National Hockey League (NHL)

Nothin' But Hoops(R) -                                     Basketball
The Official Catalog of the NBA                            National Basketball Association (NBA)

Redline(TM) -                                              Auto Racing
The Official Nascar Catalog                                National Association of Stock Car Auto Racing (NASCAR)

Manny's Baseball Land(R) -                                 Baseball
The Official Catalog of Major League Baseball              Major League Baseball (MLB)

From the Sidelines(R)                                      Football

SKUSA - Sports Kids USA(TM)                                All Sports

Pro Sports Liquidators(TM)                                 All Sports

The Voyager's Collection(R)                                Travel-related Merchandise

Command Performance(R)                                     Entertainment Collectibles

         Most of the brands listed above are available on Internet web sites owned and operated either by the Company or by the relevant professional sports league.

         The Company has retained the investment bank Gruppo Levey & Co. to sell its non-sports assets. In total, proceeds raised from the sale of all non-sports assets are expected to be in excess of $60 million, and will be used to repay certain obligations and to fund ongoing business operations as well as aggressive expansion of the existing Internet sports business. The Company already has signed a definitive agreement, subject to certain conditions including Hart-Scott-Rodino approval, to sell four of its Institutional/Business-to-Business catalog titles for $23 million to School Specialty, Inc. In a further effort to reduce fixed costs, the Company has eliminated approximately 150 salaried positions. The corporate repositioning, cost reduction program and layoffs are expected to generate approximately $35 million in annual fixed cost savings. The Company expects to incur a pre-tax restructuring charge of approximately $12 million in the fiscal quarter ending March 27, 1999. This amount includes the previously announced charge for inventory writedowns and restructuring costs originally expected to be recorded in the third quarter. The restructuring charge does not include potential losses from the sale of discontinued businesses which the Company expects to incur but cannot estimate at this time.

         Concurrent with the repositioning of the Company, the Company has signed letters of intent, subject to the approval of the Company's secured lender, to receive up to a total of $10 million in additional debt financing: $5 million from GEIPPP II, one of the Company's principal stockholders, and $5 million from Global Internet Fund, in which Warren Struhl, the Company's President and Chief Executive Officer, is a partner. In connection with the financing, the Company has agreed to issue to the lenders warrants to purchase a total of one million shares of the Company's Common Stock.

         The Company's ability to achieve profitability in fiscal 1999 is dependent in part on the successful implementation of the modifications described above and other factors. See "Factors That May Affect Future Financial Results" in the 1997 Form 10-K. Accordingly, there can be no assurance that the Company will achieve profitability.

Item 6.  Exhibits And Reports On Form 8-K

                 (a)      Exhibits

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

Exhibit
  No.                           Description
-------  -----------------------------------------------------------------------
  3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).

  3.2 Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.5 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).

 27.1    Financial Data Schedule for fiscal quarter ended December 26, 1998.


                 (b)      Reports on Form 8-K

         The Company did not file any following reports on Form 8-K in or for the three month period ended December 26, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             GENESIS DIRECT, INC.

Date: February 8, 1999       By: /s/ Ronald Benanto
                               -------------------------------------
                                      Ronald Benanto
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)

                                 EXHIBIT INDEX


 Exhibit
   No.                            Description
---------  ---------------------------------------------------------------------
    3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).

    3.2 Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.5 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).

   27.1    Financial Data Schedule for fiscal quarter ended December 26, 1998.