Form 10-K405
period 1999-03-27
GENESIS DIRECT INC
filed 1999-07-12
CIK 1056326

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 27, 1999.

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   YES    X   NO ______
                                         ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of July 6, 1999, 32,363,490 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $20,899,971 as of July 6, 1999, based upon the closing price of the Registrant's Common Stock on The Nasdaq Stock Market, as reported for such date. Shares of Common Stock held by each executive officer and director and by each person known by the Registrant to beneficially own more than 5% of the outstanding Common Stock have been excluded in that such person may under certain circumstances be deemed to be affiliates. This determination for executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

Documents incorporated by reference: The Company's definitive proxy statement to be filed by the Company pursuant to Regulation 14A is incorporated into items 10, 11, 12 and 13 of Part III of this Form 10-K.

                             GENESIS DIRECT, INC.
                        1998 ANNUAL REPORT ON FORM 10-K


                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----

                                    PART I
Item 1.   Business.............................................................................     4
Item 2.   Properties...........................................................................    17
Item 3.   Legal Proceedings....................................................................    17
Item 4.   Submission of Matters to Vote of Security Holders....................................    17

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters................    18
Item 6.   Selected Financial Data..............................................................    19
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations...........................................................................    20
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...........................    26
Item 8.   Financial Statements and Supplementary Data..........................................    26
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure...........................................................................    26

                                PART III

Item 10.  Directors and Executive Officers of the Registrant...................................    27
Item 11.  Executive Compensation...............................................................    27
Item 12.  Security Ownership of Certain Beneficial Owners and Management.......................    27
Item 13.  Certain Relationships and Related Transactions.......................................    27

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......................    28

Signatures.....................................................................................    30

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Certain statements contained herein including, without limitation, those concerning (i) the Company's strategy (including its Internet strategy), (ii) the Company's restructuring plans, (iii) the Company's capital expenditures,
(iv) the dispositions of catalogs expected by the Company in the near future, and (v) the terms upon which such catalogs will be disposed, contain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed under "Business--Factors That May Affect Future Financial Results." The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                                    PART I

Item 1.  Business

  Prior to February 1999, Genesis Direct, Inc., doing business as Proteam.com ("Genesis Direct" or "Proteam.com" or the "Company") positioned itself as a leading database-driven specialty retailer in the rapidly growing universe of non-store shopping. With a portfolio of 36 Company-owned brands, the Company offered products directly to consumers in targeted niche markets primarily through a variety of catalogs, as well as Internet websites and electronic media, including television and radio. For the fiscal year ended March 27, 1999 ("fiscal 1998"), the Company had net sales of approximately $252.3 million. The predecessor to the Company was formed in 1995.

  In February 1999, the Company announced a strategic repositioning of its business designed to capitalize on its prominence as a leading direct marketer and e-tailer of sports products, to leverage its sports brands and operating infrastructure and to facilitate the Company's further development as a web-based sports products superstore. In connection with the strategic repositioning, the Board of Directors of the Company approved changing the name of the Company to Proteam.com Inc., subject to shareholder approval, and adopting Proteam.com as a trade name and changing the Company's ticker symbol from GEND to PRTM, effective February 1999.

  The Company has incurred net losses of $155.8 million, $76.2 million and $13.5 million in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. The Company's restructuring plan, noted above, is aimed at reducing the Company's overall operations and focusing on its primary sports merchandising business. The major elements of the restructuring plan include the sale or closure of substantially all non-sports related catalogs, sale of the Company's principal distribution facility and reduction of leased office facilities and employee headcount. Despite these actions, management believes that the Company will continue to incur significant operating losses in fiscal 1999 and requires substantial additional capital in order to satisfy current obligations, fund ongoing operations and pursue its Internet strategy. While the Company is in negotiations with banks and investment groups, the Company does not have any commitments for additional financing and there can be no assurance that such financing will be available when and to the extent required. The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the fiscal 1998 financial statements. The paragraph states that the company's recurring losses and limited working capital raise substantial doubt about the company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty. See "Factors That May Affect Future Financial Results - Need For Additional Capital," "Management's Discussion and Analysis" and Note 2 to the Company's Consolidated Financial Statements.

  Prior to the restructuring, the Company offered more than 15,000 product styles within four distinct, but interrelated, market categories: sports (including licensed and non-licensed apparel, accessories, home furnishings, equipment and limited edition collectibles), kids (including toys, games, crafts, clothing and educational and developmental materials), gifts and collectibles (including mechanical toys, dolls, and music- and entertainment-related products and memorabilia) and institutional/business-to-business (including educational, recreational and therapeutic products for schools, camps and therapists). As part of the restructuring, the Company is in the process of discontinuing or selling the catalogs in the non-sports categories. The Company has established a variety of strategic relationships in the sports market including with the National Basketball Association (the "NBA"), the National Hockey League (the "NHL"), Major League Baseball, the National Association of Stock Car Auto Racing ("NASCAR") and the NFL Quarterback Club. Pursuant to these relationships, the Company produces the official catalogs of these organizations and offers through them licensed and non-licensed merchandise directly to consumers and institutions, including in the case of the NBA and the NHL, through the leagues' websites.

 Market Overview

  According to the Direct Marketing Association ("DMA"), in recent years, retailing in the United States has been characterized by a rapidly growing shift to non-store sales through such media as printed catalogs, broadcast and cable television infomercials, home shopping channels and the Internet. These alternative forms of non-store retailing, which in 1997 accounted for approximately $382.0 billion in sales, are expected to grow approximately 8% per annum for the next five years. The Company believes that this growth is due to the convenience of home shopping for time-constrained, dual-career consumer households and the increasingly high level of customer service and reliability offered by leading direct marketing firms. The Company also believes that, on a percentage basis, the fastest growing portion of the home shopping market will be on-line shopping via the Internet. According to estimates published by Jupiter Communications, a research firm, online shopping revenue totaled $7.1 billion in 1998. Jupiter Communications predicts that online shopping revenue will grow to $12.0 billion in 1999 and to $41.1 billion in 2002.

The Proteam.com Strategy

  The Company's objective is to become the leading provider of licensed and non-licensed sports merchandise available online. The Company seeks to enhance and broaden the Proteam.com brand, customer base and electronic commerce expertise with the goal of creating customers' preferred online shopping destination for sports merchandise. Proteam.com offers a wide selection of licensed and non-licensed sports merchandise related to professional football, basketball, hockey, baseball and auto racing. The Company currently takes on-line orders for merchandise on its web site located at www.proteam.com. In addition, under exclusive arrangements with the NBA and NHL, the Company maintains the on-line store on those leagues' websites located at www.nba.com and www.nhl.com, respectively, where potential customers can receive information, view merchandise, enter inquiries and orders and request catalogs.

  The Company plans to continue utilizing its catalog operations and other marketing channels such as television and radio advertisements, infomercials, sports events and trade shows, with the objective that these channels will serve as an alternative means of reaching customers and as a promotional tool to enhance the Proteam.com online brand. In addition, the Company plans to continue to cultivate strategic relationships with professional sports leagues to further penetrate the sports market.

The Market for Sports Merchandise

  The Company believes that the market for merchandise that appeals to fans of the major U.S professional sports is underserved by retail stores and other websites and catalogs, and that the sports market will be responsive to its direct marketing techniques and one-warehouse shipping and customer service benefits. Fan-based sports merchandise includes licensed and non-licensed apparel, accessories, home furnishings, equipment and limited edition collectibles, as well as fantasy packages which offer customers the opportunity to interact with sports celebrities. In many communities there is strong demand for non-local team products that is generally not fulfilled by local retailers because of capacity constraints. The Company believes that the ability to advertise merchandise - up to 30,000 SKUs - for all major U.S. sports leagues, teams and players in one web site, fulfilled from a central distribution center, is a competitive advantage that is not yet offered in the industry and is costly to replicate. In addition, serving the sports market segment adds selling seasons to the traditional holiday seasons through marketing efforts around major sporting events, such as the Super Bowl, the World Series, the NBA Championship and the Stanley Cup. The Company has "Official Catalog" relationships with the NBA, the NHL and Major League Baseball, NASCAR and the NFL Quarterback Club, as well as a strategic relationship with the National Football League ("NFL"). The Company believes that by attracting customers to its Proteam.com all-sport web site, and following up with targeted offerings in the form of printed Proteam or official league catalogs, it can effectively leverage these complementary selling channels.

The Proteam.com Portfolio

  The Company operates the following catalog and web site brands:

  Proteam.com, the Company's flagship brand, was acquired in December 1996 as the catalog 1-800-Pro-Team. The Proteam.com website was launched in October 1998 and is a source for team or league logo merchandise that is typically hard-to-find, with an emphasis on professional team licensed products. Proteam.com is not only a strong brand with a loyal customer base of its own, but is also used as a prospecting vehicle, bringing customers with strong potential to the single-sport catalogs. Prior to launching the Proteam.com website, the Company upgraded the look and feel of the catalog and implemented an aggressive customer acquisition plan upon which the Company intends to capitalize by driving customers to the Proteam.com website. In addition, the Company continually strives to make the Proteam.com web site an exciting destination for sports fans to visit and plans to re-launch the site in Fall 1999 with significantly expanded functionality, product offerings and customer service support systems. Proteam.com is also mailed under an exclusive arrangement with Sears to a portion of the Sears mailing list under the name Sears My Team.

  Hot Off The Ice was launched during the 1996 holiday period. Under an exclusive arrangement with the NHL, Hot off The Ice is marketed as the "Official Catalog of the Coolest Game on Earth" and reaches customers as the exclusive store on the NHL's website located at www.nhl.com. In addition, Hot Off The Ice has access to the NHL's proprietary database for its Hot Off The Ice mailings. Hot Off The Ice offers licensed and non-licensed hockey-related products and collectibles.

  Nothin' But Hoops was launched in October 1997. Under an exclusive arrangement with the NBA, Nothin' But Hoops is marketed as the "Official Catalog of the NBA" and reaches customers as the exclusive store on the NBA's website located at www.nba.com. In addition, the Company has access to the NBA's proprietary database for its Nothin' But Hoops mailings and reaches customers through NBA-provided television, radio and print advertisements at no additional fee to the Company and through the ability to distribute advertising materials at sports events and at the NBA's new store located on Fifth Avenue in New York. Nothin' But Hoops offers licensed NBA products, non-licensed basketball products and basketball collectibles.

  Manny's Baseball Land was launched in March 1998. Under an exclusive arrangement with Major League Baseball, Manny's Baseball Land is marketed as the "Official Catalog of Major League Baseball" and, during fiscal 1998, reached customers as the exclusive store on Major League Baseball's website located at www.majorleaguebaseball.com. Manny's Baseball Land is based on the well-known and established brand name "Manny's Baseball Land," which was started in 1949 as a retail store outside of Yankee Stadium. Manny's Baseball Land offers baseball-related products, including licensed Major League Baseball products.

  Proteam Football, formerly known as From the Sidelines, was launched in July 1997 and offers licensed and non-licensed football products and memorabilia. In addition, the Company has a marketing relationship with the NFL pursuant to which the Company and the NFL cooperate on special promotions. For example, in cooperation with the NFL, the Company runs an exclusive product promotion prior to the Super Bowl. The promotion offers "Super Bowl In A Box," a box containing items that appeal to avid football fans, including a hat and T-shirt, each with the Super Bowl teams logos, an official Super Bowl program and coupons for discounts on future purchases. A postcard promoting the product, which could be ordered by dialing 1-800-SUPERBOWL, was mailed to customers and was promoted in television, Internet, radio and print advertisements. In addition, under an arrangement with the NFL Quarterback Club, the Company personalizes authentic football jerseys in the distribution center and has the right to distribute the Official NFL Quarterback Club catalog, which offers limited edition autographed football collectibles.

  Redline, The Official NASCAR Catalog, was acquired in October 1997 and offers licensed NASCAR merchandise, including apparel and collectibles. The Company also owns NASCAR Shoptalk, a television infomercial on ESPN. In addition, the Company has a related promotions business, through which it markets its products to bowling leagues at bowling centers nationwide, often in connection with well-known consumer product companies that sponsor NASCAR drivers. The Company capitalized on the increased media attention resulting from NASCAR's promotional events surrounding its 50th anniversary in 1998.

  Proteam Kids, which the Company plans to launch in Fall 1999, is being developed based on the Company's experience with its The Training Camp and S.K.U.S.A. catalogs. Proteam Kids will offer certain merchandise lines offered by those catalogs such as unique children's developmental sports training products and hard-to-find "sports lifestyle" products for children, including apparel, home furnishings and toys.

  ProSports Liquidators was launched in March 1998. ProSports Liquidators offers discounted merchandise from the Company's various sports catalogs and is mailed primarily to the Company's less responsive or discount-driven customers as well as to prospective discount-driven customers as a strategy for liquidating excess inventory while reactivating customers.

  The Voyager's Collection was acquired in March 1997 and is an example of the use of alternate distribution channels, a component of the Company's overall strategy. The Company has entered into an agreement with a major commercial airline for the exclusive right to distribute The Voyager's Collection catalogs in seat pockets on the airline flights and plans to enter into similar arrangements with other airlines. The Voyager's Collection offers travel-related products as well as merchandise from Proteam.com and the Company's other catalogs. In Summer 1999, the Company plans to launch shopvoyager.com and plans to reach customers as the exclusive store on the website of a major airline.

  Other Brands

  During fiscal 1998, the Company also operated the following brands, each of which have been or will be sold or discontinued (the "non-continuing brands") since the Company believes that the historic results of operations of these businesses do not justify the continued investment of its financial and other resources. As noted above, the Company has determined that its resources should be allocated to the fan-based U.S. professional sports market, which the Company believes has a greater potential for growth and, ultimately, profitability. The Company will continue to reach international customers through its web sites, but does not plan to mail catalogs internationally.

  Competitive Edge Golf was acquired in March 1997. Competitive Edge Golf offered proprietary and non-proprietary golf products, including equipment, apparel and novelties that appeal both to golf fans and players.

  Soccer Madness was acquired in October 1997. Soccer Madness offered brand-name merchandise, including soccer shoes, apparel, equipment, bags, watches, jewelry and accessories. As with Competitive Edge Golf, Soccer Madness appealed to participants as well as fans.

  Fan and Fun was acquired in June 1998. Fan and Fun offered U.S. team and league logo merchandise to customers in Germany. With an emphasis on professional U.S. team licensed merchandise, Fan and Fun offered merchandise that was typically hard for its customers to find.

  Gifts For Grandkids, which was acquired in October 1995, offered products ranging from infant toys and dolls to room furnishings and outdoor play products, including personalized products.

  Hand-in-Hand was acquired in February 1997. Under Hand-in-Hand, the Company offered a selection of merchandise including toys, furniture, arts and crafts, videos, books and apparel for infants, toddlers, and young children, serving both consumers through the Hand-in-Hand Consumer Catalog and child care professionals and institutions through the Hand-in-Hand Professional Catalog.

  Biobottoms, which was acquired in April 1998, offered a wide selection of natural fiber children's apparel.

  Lilliput was acquired in December 1996. Lilliput offered a collection of unique, handcrafted, limited production, primarily European-made mechanical toys, including automobiles, airplanes, building blocks, musical toys, steam engines and trains. Lilliput was sold in March 1999.

  Global Friends, acquired in two steps in June 1997 and April 1998, offered proprietary theme dolls each from a different country or region with related books, videos and playkits to create an educational and fun experience for young girls.

  Command Performance was launched in July 1997. Command Performance included a variety of music- and entertainment-related collectibles and memorabilia, including limited edition lithographs of album cover art autographed by musicians and videocassettes of classic television series.

  The Music Stand was acquired in August 1997. The Music Stand offered music-related gifts and collectibles, including a substantial number of products, which can be personalized. The Music Stand was sold in June 1999.

  Romance Boutique was launched in May 1998. Romance Boutique offered romantic gifts, such as lingerie, fragrance products, candles and candy. Romance Boutique was sold in January 1999.

  Childswork/Childsplay was acquired in April 1997. Childswork/Childsplay helped parents; educators, therapists and other mental health professionals who work with socially and emotionally challenged children. Childswork/Childsplay offered proprietary learning tools that encourage children to work through problems while enjoying books, games and special activities. Childswork/Childsplay was sold in May 1999.

  Ninos was acquired in April 1997. Ninos provided quality Spanish-language educational children's toys, books and audio-visual products to parents and bilingual educators nationwide.

  Sportime was acquired in January 1998. Sportime offered schools and other institutions traditional recreational and athletic products as well as innovative physical education products. The following related catalogs were acquired with Sportime: Abilitations, which offered equipment for development and restoration of physical and mental ability to physical, recreational and occupational therapists; Chime Time, which offered movement-related products to the pre-school market; Senior Products, which offered age-appropriate physical, social and recreation activities to senior groups; and Active Minds, which offered creative movement-oriented educational products for the pre-school and grade school markets. Sportime and the related catalogs described above were sold in February 1999.

  The Edge Company Catalog was acquired in August 1998. The Edge Company Catalog offers distinctive gifts, tools, collectibles, electronics and action gear, including collectible knives. In June 1999, the Company entered into an agreement to sell The Edge Company Catalog, subject to certain conditions including the buyer's ability to obtain financing to consummate the transaction.

  Carol Wright Gifts was acquired in September 1998. Carol Wright Gifts offers customers a variety of household and other products through direct mailings of advertisements and promotions printed on unbound sheets inserted in envelopes. Carol Wright Gifts also operates the Applecreek catalog, which offers similar merchandise.

 Marketing

  Excluding the non-continuing brands, the Company maintains a proprietary database of approximately 6 million sports and travel enthusiasts, of which more than 2.5 million have purchased from the Company's businesses. In addition, the Company has the right to use the proprietary databases of certain professional sports leagues. The Company believes that building a large and loyal customer base is critical to its strategy. The Company has grown its customer database through catalog and list acquisitions, renting of mailing lists and strategic alliances. The Company intends to continue enhancing its database with strategic alliances and selective renting of mailing lists, and intends to direct its marketing efforts at increasing the traffic to the Proteam.com website. Examples of strategic alliances that enhance the Company's customer database are the Company's exclusive arrangements with professional sports leagues that allow the Company to use the leagues' databases, Internet websites and television and print advertising opportunities. Examples of the marketing efforts intended to increase traffic to the Proteam.com website include agreements that the Company has entered into with Internet portals pursuant to which Proteam.com is promoted on such sites with banner advertisements. In addition, the Company is developing an affiliate program with Linkshare for Proteam.com and plans to further promote its online brand by utilizing both online and traditional offline media advertising to drive customers to visit and purchase merchandise from Proteam.com.

  The Company's strategy is to be on the Internet wherever sports fans go, from professional league sites and other sites where the Company operates the online store to the Company's own site, Proteam.com. The Company currently conducts on-line transactions on Proteam.com utilizing an e-commerce software package that allows customers to obtain products by placing secure orders over the worldwide web. The Company continues to expand its web presence by placing its catalog brands into high traffic, high profile sites, such as nhl.com and nba.com, as well as smaller associate sites through strategic relationships with third parties such as individual professional sports teams and through Linkshare. These strategic relationships are intended to reduce the Company's web marketing costs, increase traffic into the on-line stores and allow the Company to take advantage of its partners' access to other media, such as television, print and radio. In addition, the Company believes that its Internet sales should result in higher margins as the Company can cross-market its products across several media including the Internet and television without the need for dependence on catalogs, thereby reducing the total dollars as a percentage of sales spent on producing and mailing catalogs. Further, in the Company's experience, Internet customers are highly responsive to follow-up catalog mailings.

  In March 1998, the Company introduced a marketing database system to allow it to use more sophisticated and efficient methods to analyze the performance of each catalog mailing, web promotion and television advertisement and predict future performance of products and customers. This marketing database system allows the Company to segment its customer base according to many variables and to analyze each segment's performance and buying patterns. Names are selectable not only by frequency and monetary value of purchases, but by specific product, product category, brand, market segment, channel of purchase or overall Company purchase behavior. Statistical models also are able to analyze promotional history, individual vs. household buying information, merchandise return information and externally enhanced information such as creditworthiness and household demographics. The resulting information is used to refine the frequency and name selection for the Company's various promotions to maximize the productivity of each market segment and promotion expenditure. This analysis also enables the Company to strengthen the merchandising of its catalogs and websites through analysis of various products' roles in enhancing the long-term profitability of particular customer segments.

 Merchandising

  Merchandise Selections.   The Company's objective in selecting merchandise is
to offer products that are reflective of the identities and interests of the Company's target customers. The Company's merchandising personnel utilize the Company's proprietary databases and their niche market expertise to identify merchandise in each market that appeal to their customers. By providing customers with licensed and non-licensed sports products that are (i) exclusive or hard-to-find, (ii) in limited editions, (iii) personalized or customized or
(iv) proprietary, that is, developed exclusively for the Company's channels, the Company believes it achieves higher gross margins and lower return rates than those that generally prevail in the industry.

  Personalized and customized sports products have already proven to be strong sellers with high margin potential. The Company built a 20,000-square-foot customization facility in the distribution center that enable it to personalize and customize many products by means of etching (for example, trophies and awards), laser engraving (for example, desk accessories), heat transfer (for example, jerseys and T-shirts) and embroidery (for example, caps and sweatshirts). As discussed below, the Company has sold its distribution center, including the personalization equipment, to Toysrus.com, which will provide personalization services to the Company through its fulfillment agreement.

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

  The Company maintains a wide assortment of products to satisfy customer preferences for every fan regardless of team or player affinity, maintaining approximately 30,000 active sports SKUs. The Company believes that its extensive capacity is a competitive advantage and enables quick entry into niche web offerings that leverage its existing inventory. Licensed sports apparel is an example of a merchandise category that is not readily available in a wide selection through traditional retailers, has high gross margins and low return rates since it is generally non-fitted with limited fashion risk.

  Product Presentation. The Proteam.com website, as well as the online stores of nhl.com and nba.com, are undergoing extensive design and merchandise upgrades that the Company plans to launch in Fall 1999. Currently, Proteam.com and the Company's other websites and catalogs include full color photographs displaying the merchandise as well as product descriptions and pricing information. Merchandise is described in a manner designed to stimulate the reader's interest, highlight lifestyle and use of product and convey the unique spirit of each item to the customer, thereby promoting the purchase decision. Many of the websites and catalogs include additional information of interest to the niche market customer. For example, several of the sports catalogs include season game schedules and sports trivia and tips and The Voyager's Collection includes travel tips. Merchandise narratives are often presented in a thematic manner or "voice" designed to deliver the catalog brand's essence to each customer and to personalize the catalog shopping experience.

  The Company has an in-house design team that designs its web sites and catalogs. The in-house design team is responsible for all website and catalog design and an in-house desktop publishing studio that controls all aspects of the final digital preparation of the catalogs. These capabilities allow the Company to preserve the distinctive character of each website and catalog and also allows greater control of the catalog production schedule, which the Company believes reduces the lead time necessary to produce catalogs and reduces the costs of preparing pages for printing or web display.

 Operations

  Since inception, the Company invested heavily to develop an infrastructure that integrates the call center, order entry, distribution, fulfillment and inventory management functions. As noted above, in June 1999, the distribution center was sold to Toysrus.com. In connection with that transaction, the Company entered into a fulfillment agreement with Toysrus.com pursuant to which Toysrus.com will provide fulfillment services for the Company on a long-term basis. See Note 20 to the Company's Consolidated Financial Statements. The services to be provided include receiving and maintaining the Company's inventory in the distribution center, fulfilling orders (including pick, pack and ship processing) and handling merchandise returns. The Company will continue to be responsible for inventory purchasing and inventory management.

  E-commerce. The Company maintains an electronic commerce computing system from Interworld to manage its web-based business. The system allows customers to shop for and purchase merchandise by viewing product images, descriptions, and pricing. The system incorporates specific functionality to encourage customers to purchase merchandise such as special product promotions, discounts, and gift certificates. The e-commerce system is fully integrated with the Company's other order processing systems and provides for on-line inventory availability, email customer correspondence, and the automated, completely electronic flow of orders. The Company believes that such electronic integration of the e-commerce system with the order processing systems described below will significantly reduce the per order cost of processing orders submitted to the Company through its various web sites and web site affiliates.

  Call Center.   The Company maintains a call center in Secaucus, New Jersey and utilizes a third party call center during peak capacity times and overnight. As of March 27, 1999, the Company has 450 customer service stations installed in its call center, a capacity which was designed for the Company's original business model. The Company is currently exploring alternative uses of it excess capacity. The Company seeks to offer prompt, knowledgeable and courteous order entry services through the use of its easy-to-remember toll-free telephone numbers, which may be called 24 hours a day, seven days a week to place orders, request a catalog, or make merchandise inquiries. During the 1998 holiday season, the Company had 330 full-time, part-time or seasonal trained customer service representatives on staff. Once a call is received by the Company, it is automatically routed to the best available customer service representative who is knowledgeable about the particular catalog in question. The Company closely tracks forecasted demand and hires and trains new customer service representatives and seasonal customer service representatives as required to maintain its service standards. All of the Company's customer service representatives undergo a two-week training program and receive ongoing training at the Company's on-site training facility. Customer service representatives are trained in responding to all customer inquiries as well as in up-selling and cross-selling. During fiscal 1998, the Company, together with its third party provider, handled approximately 4.0 million calls, of which approximately 2.3 million calls were handled at the Company's call center. On its peak day during fiscal 1998, the Company's call center handled approximately 27,000 calls.

  The Company uses an integrated management information system that allows telephone orders to be captured on-line and mail orders to be entered. As the Company's sales representative processes the order, the Company's on-line data processing system provides, among other things, customer history information, merchandise availability information, merchandise specifications, available substitutes and accessories, expected shipping date and order number. Customers can pay with major credit cards, checks or money orders. All credit charges are pre-authorized prior to shipping the order and credit authorization occurs coincident with order processing. See "Factors That May Affect Future Financial Results -- Dependence on Third-Party Service Providers and Key Operating Systems."

  Distribution and Order Fulfillment. The 500,000 square foot distribution center in Memphis, Tennessee is integrated with the Company's order entry systems to enable the Company to send out most orders on the same day they are placed. In fiscal 1998, the Company invested to further automate the distribution center with a packing sorter and a shipping sorter.

  Once a customer's telephone order is completed, the Company's computer system forwards the order to the distribution center, where all necessary distribution and shipping documents are printed to facilitate processing. Thereafter, the orders are prepared, packed and shipped continually throughout the day with the last shipment for the day leaving the distribution center at 1:30 a.m. EST during peak holiday periods. Shipped orders are bar-coded and scanned and the merchandise and ship date are entered automatically into the customer order file for access by sales agents. A system of conveyors automatically routes totes and boxes carrying merchandise throughout the distribution center for fulfillment of orders and replenishment of inventory.

  The distribution center is strategically placed at the hub of courier services as well as convenient access to U.S. Postal Service priority mail, all serving domestic and international markets to permit rapid order fulfillment. The distribution center's location near courier hubs enables the Company to ship orders until midnight, and for an expedited delivery fee the customer can receive merchandise by 8:00 a.m. the next day. Currently, approximately 90% of the in-stock orders placed before 5:00 p.m. EST are shipped on the same day of the order. See "Factors That May Affect Future Financial Results -- Dependence on Toysrus.com and Dependence on Third-Party Service Providers and Key Operating Systems."

  In June 1999, the Company sold the assets relating to the distribution center to Toysrus.com, LLC ("Toysrus.com") for a total cash consideration of $30.0 million. In connection with the sale, Toysrus.com and the Company entered into a fulfillment services agreement pursuant to which Toysrus.com will provide fulfillment services for the Company's business through the distribution center thereby allowing the Company to continue to utilize the facility that it developed. The fulfillment services agreement is for an initial multi-year term with an option to renew. The agreement contains certain performance standards applicable to the Company and Toysrus.com which could impact the overall cost to the Company and, therefore, its decision to continue to utilize such fulfillment services during the initial term or to renew subsequent to the initial term.

  Inventory Management.   The Company's broad assortment of products is
controlled through sophisticated inventory management techniques. Currently, the Company's inventory management system contains approximately 30,000 active sports SKUs. Purchases are forecasted down to the SKU level using a database system installed during the fourth quarter of fiscal 1998 that takes into account historical category and item results, seasonality models and product lead times. The Company believes that its centralized inventory management system will enable it to improve its ability to maintain high levels of inventory accuracy and to continuously measure and analyze inventory levels and compare them against demand. This will help the

Company in its effort to lower inventory levels, increase turns, maintain high fill rates, reduce mark-downs and increase gross margins. If an overstock position develops, the Company acts to dispose of the excess inventory by moving the product through several promotional distribution channels, including price promotions in current season catalogs, end-of-season clearance catalogs, sales flyers in outbound packages, sales promotions on its websites and sale events across the country.

  The Company regularly evaluates the performance of its web sites and catalog mailings and adjusts its web site offerings and catalog mailings in response to anticipated market demand. Despite circulation adjustments and inventory forecasting techniques, the Company has designed a process for selling any excess inventory. In March 1998, the Company launched Pro Sports Liquidators, which is mailed primarily to the Company's less responsive or discount driven customers and to prospective discount-driven customers, offers discounted merchandise selected from the Company's various sports catalogs and is an important component of the Company's inventory management. The Company also plans to establish web-based liquidation strategies including a discount section on Proteam.com.

 Information Systems and Technology

  The Company has adopted a "best of breed" philosophy and flexible systems architecture as the foundation of its information systems strategy. The Company has implemented a variety of widely used systems, each uniquely qualified for use in a specific functional area. These systems are widely used by leading companies in the direct marketing industry for catalog management, order-taking (mail and telephone), Internet/electronic commerce, order fulfillment, inventory management, inventory forecasting, catalog production, and financial management. The systems are electronically integrated to facilitate data flow in support of the Company's operations.

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

  The Company's information systems are engineered to provide quick response and minimize the risk of data loss and operational delays due to system failure. Critical processing systems operate in a redundant manner such that all data is duplicated simultaneously on backup systems. In the event that one of the Company's critical business systems fails, the Company is equipped to transact business on a real-time back-up system with minimal downtime. See "Factors That May Affect Future Financial Results -- Dependence on Third-Party Service Providers and Key Operating Systems and -- Year 2000 Risk."

 Regulation

  The direct response business as conducted by the Company is subject to the Mail or Telephone Order Merchandise Trade Regulation and related regulations promulgated by the Federal Trade Commission. While the Company believes it is in compliance with such regulations, no assurance can be given that new laws or regulations will not be enacted or adopted which might adversely affect the Company's operations. See "Factors That May Affect Future Financial Results -- Government Regulation." In February,1999, the Company received a subpoena from the New Jersey Office of Consumer Protection ("OCP") requesting information about customer complaints. The Company is responding to the subpoena by supplying the requested information. See "Legal Proceedings."

 Competition

  The markets for the Company's merchandise are highly competitive, and the recent growth in these markets has encouraged the entry of many new competitors as well as increased competition from established companies. The competitors in the sports market include large retail operations, including some with catalog operations, other catalog and direct marketing companies and Internet retailers. See "Factors That May Affect Future Financial Results -- Competition."

 Employees

  As of March 27, 1999, the Company had approximately 330 full-time employees, 100 part-time employees and 7 seasonal employees at its headquarters and call center in Secaucus, New Jersey. In addition, as of March 27, 1999, the Company had approximately 270 employees at its distribution center in Memphis, Tennessee. In connection with the sale of the distribution center to Toysrus.com in June 1999, such employees are now employed by Toysrus.com. In addition, as of March 27, 1999, the Company had approximately 530 full-time employees, 25 part-time employees and 10 consultants or temporary employees at other offices in the United States performing services for catalogs that the Company plans to sell or discontinue, including Carol Wright Gifts and The Edge Company Catalog. In February 1999, as part of its restructuring, the Company terminated the employment of approximately 170 full-time and 5 part-time employees. During the Company's peak selling season, which includes November and December, the Company utilizes a substantial number of seasonal employees. For example, as of December 1998, the Company had approximately 290 seasonal employees. None of the Company's employees is currently covered by collective bargaining agreements

Factors That May Affect Future Financial Results

  Limited Operating History; History of Losses. The Company's predecessor was organized in June 1995 and, accordingly, the Company has had only a limited operating history. Since its formation, the Company has expended significant funds to acquire other direct marketing businesses, to create and develop various marketing vehicles and brands and to build an order processing and distribution infrastructure capable of supporting future operations on a scale substantially in excess of current levels. As a result, the Company has incurred losses since its inception and expects to continue to incur losses through fiscal 1999. In February 1999, the Company announced a significant repositioning of its business. The Company had an accumulated deficit of approximately $248.2 million at March 27, 1999 and had a net loss of $155.8 million for the fiscal year then ended. There can be no assurance that the Company will be able to achieve profitability. See ``Management's Discussion and Analysis of Financial Condition and Results of Operations.''

  Need For Additional Capital. The Company requires substantial additional capital in order to satisfy current obligations, fund ongoing operations and pursue its Internet strategy. Additional capital is anticipated to be generated in connection with the continued disposition of certain catalogs. In addition, additional capital may be sought through public or private offerings of equity or debt securities as well as additional bank borrowings. While the Company is in negotiations with banks and investment groups, the Company does not have any commitments for additional financing and there can be no assurance that such financing will be available when and to the extent required or that, if available, such financing will be obtainable on acceptable terms. See ``Management's Discussion and Analysis of Financial Condition and Results of Operations.'' The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the fiscal 1998 financial statements. The paragraph states that the company's recurring losses and limited working capital raise substantial doubt about the company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty. See Note 2 to the Company's Consolidated Financial Statements.

  Risks Associated with Dispositions. Since announcing its restructuring plan in February 1999, the Company has sold four of its catalog companies. The Company seeks to sell certain of its remaining catalogs, but there can be no assurance as to the timing or amount of the total proceeds to be generated by the divestiture program.

  Risks Associated with the Internet. The Internet commerce industry is new and rapidly evolving and exposes the Company's business to several risks, including the following:

  . The Company's future revenue and profit on the Internet is dependent to a great extent on the widespread acceptance and use of the Internet as a medium of commerce by consumers of the type of merchandise offered by Proteam.com. There can be no assurance that such acceptance and use will continue or develop or that a sufficiently broad base of consumers will respond to Internet marketing efforts or adopt and continue to use the Internet as a medium of commerce.

  . The Company licenses technology from third parties to provide the security and authentication necessary to effect online commerce transactions. Any compromise of the Company's security could have a material adverse effect on the Company's business.

  . It is possible that a number of laws and regulations may be adopted with respect to Internet use, including regulations regarding privacy and consumer protection. These laws may impose additional burdens on the Company's business.

  . Technology in the online commerce industry changes rapidly. These changes and the emergence of new industry standards and practices could render the Company's existing web sites obsolete. To succeed, the Company must enhance web site responsiveness, functionality and features, acquire and license leading technologies, and enhance the Company's existing services on a cost-effective and timely basis. The Company may not be able to adapt quickly enough to changing customer requirements and industry standards.

  Dependence on Toysrus.com. In June 1999, the Company entered into an agreement with Toysrus.com pursuant to which Toysrus.com will provide fulfillment services to the Company's business on a long-term basis. There can be no assurance that Toysrus.com will perform its obligations under the agreement. Any failure of Toysrus.com to perform its material obligations under the agreement, or the termination of the agreement prior to the end of the term in accordance with its terms, could have a material adverse effect on the Company's business, results of operations and financial condition.

  Dependence on Third-Party Service Providers and Key Operating Systems. In addition to its dependence on Toysrus.com, the Company is dependent on other third-party service providers and on its key operating systems. The Company's ability to provide high quality customer service, process and fulfill orders and manage inventory depends, to a large degree, on the efficient and uninterrupted operation of the call center, distribution center and management information systems and on the timely performance of vendors, catalog printers, shipping companies and the U.S. Postal Service. Any material disruption or slowdown in the operation of the Company's call center or management information systems, or comparable disruptions or slowdowns suffered by its principal service providers, could cause delays in the Company's ability to receive, process and fulfill customer orders and may cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused. In the course of replacing and upgrading its systems, the Company has occasionally experienced temporary system shutdowns, slowdowns and processing problems. For example, during fiscal 1998, the Company experienced problems with the implementation of new material handling equipment and supporting computer software systems. The packing sorter, shipping sorter, and supporting software was installed by the vendors later than anticipated, limiting the Company's ability to adequately test the systems and train its personnel prior to the holiday season, causing operational problems and higher than expected costs. In addition, the Company experienced software problems that caused delays in processing orders and mis-shipment of merchandise. See ``Management's Discussion and Analysis of Financial Condition and Results of Operations.'' The Company has taken a number of precautions to prevent disruptions in the operation of the call center, distribution center and management information systems, including in connection with the future upgrades, but there can be no assurance that the Company will not experience systems failures or other disruptions that could have a material adverse effect on the Company's results of operations.

  Fluctuations in Costs of Paper and Postage. Paper and postage are significant components of the Company's operating costs. Paper stock represents the largest element of the cost of printed merchandise catalogs and paper-based packaging products, such as shipping cartons, constitute a significant element of distribution expense. Paper prices have historically been volatile, increasing dramatically in 1995 and declining in 1996 and 1997. Future price increases could have a material adverse effect on the Company's results of operations. Postage for catalog mailings is also a significant element of the Company's operating expense. The Company generally mails its catalogs by third-class mail service. Third-class postage rates increased during fiscal 1998 and can be expected to increase in the future, and there can be no assurance that future increases will not adversely impact the Company's operating margins.

  High Fixed Costs. Operation and maintenance of the Company's call center and management information systems involve substantial fixed costs. Catalog mailings entail substantial paper, postage, merchandise acquisition and human resource costs, including costs associated with catalog development and increased inventories, virtually all of which are incurred prior to the mailing of the catalog. If net sales from catalog mailings are substantially below expectations, the Company's results of operations may be adversely effected. In addition, the Company continually evaluates the results of its mailings and has discontinued certain catalogs, and may not recover its investment in purchasing, developing and mailing such catalogs.

  Reliance on Vendors. The Company currently purchases merchandise from more than 1,000 unaffiliated vendors. In some instances, the Company's purchases from a particular vendor may account for a significant percentage of that vendor's total sales, resulting in more favorable terms for the Company than might otherwise be available. However, there can be no assurance that the Company will continue to be able to procure merchandise on such favorable terms. In addition, there can be no assurance that the Company will be able to purchase merchandise on favorable credit terms, and the Company may have to pay cash in advance of delivery of merchandise. See ``Management's Discussion and Analysis of Financial Condition and Results of Operations.'' The Company does not have any long-term contracts with its vendors and competes with other purchasers for the vendors' production capacity. No vendor accounted for more than 10% of the Company's inventory purchases in the fiscal year ended March 27, 1999.

  Quarterly and Seasonal Fluctuations. The Company's net sales and results of operations have fluctuated and can be expected to continue to fluctuate on a quarterly basis as a result of such factors as the timing of new merchandise offerings and brand introductions, fluctuations in response rates, paper and postage costs and merchandise return rates, shifts in the timing of holidays and changes in the Company's merchandise mix. In addition, the Company's sales generally are higher in the fourth calendar quarter, which corresponds to the third quarter of its fiscal year. See ``Management's Discussion and Analysis of Financial Condition and Results of Operations.''

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

  Dependence on Key Personnel. The Company depends to a significant extent upon the efforts of its key personnel. The Company's future success will depend on its ability to retain key managers and to attract and employ additional qualified management personnel.

  Competition. The markets for the Company's merchandise are highly competitive, and the recent growth in these markets has encouraged the entry of many new competitors as well as increased competition from established companies. Within each merchandise category the Company has significant competitors and may face new competition from new entrants or existing competitors who focus on market segments currently served by the Company. These competitors include large retail operations, including some with catalog operations, other catalog and direct marketing companies and Internet retailers. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share and could have a material adverse effect on the Company's results of operations. In addition, the online market is new, rapidly evolving and intensely competitive.

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

  Year 2000 Risk. Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs have traditionally been written using two digits rather than four to define the applicable year. As a consequence, unless modified, computer systems will not be able to differentiate between the year 2000 and 1900. Failure to address this problem could result in system failures and the generation of erroneous data. The following paragraphs address the Year 2000 compliance of the systems relating to the Company's continuing businesses. Certain of the Company's non-continuing businesses that the Company plans to sell or discontinue have systems that are not currently Year 2000 compliant. The Company has plans in place to correct such problems prior to January 1, 2000 and does not expect that the costs to correct such problems will be material.

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

  Government Regulation. The Company's direct mail operations are subject to regulation by the U.S. Postal Service, the Federal Trade Commission and various state, local and private consumer protection and other regulatory authorities. In general, these regulations govern the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. From time to time, the Company has modified its methods of doing business and its marketing operations in response to such regulation. To date, such regulation has not had a material adverse effect on the Company's business, financial condition or results of operations. However, there can be no assurance that any future regulatory requirements or actions will not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company may be subject to regulation with respect to its Internet business. See "Risks Associated with the Internet" above.

Item 2.  Properties

  During fiscal 1998, the Company leased a 500,000 square foot distribution center in Memphis, Tennessee, which lease was assigned to Toysrus.com in June 1999. In addition, during fiscal 1998 the Company leased 100,000 square feet of office space for its principal executive and administrative offices and its call center in Secaucus, New Jersey. The Secaucus lease expires in 2005. In addition, the Company currently leases office and warehouse/distribution spaces in several locations in the United States, all of which relate to catalogs that the Company plans to discontinue or sell. The most significant of these is a 225,000 square foot facility in Lincoln, Nebraska used for distribution and administrative offices by the Company's Carol Wright Gifts business.

Item 3.  Legal Proceedings

  In February 1999, the Company received a subpoena from the New Jersey Office of Consumer Protection ("OCP") requesting information including information regarding customer complaints. The Company is responding to the subpoena by providing the requested documents. In addition, the Company is party to claims and litigation that arise in the normal course of business. Management believes that the ultimate outcome of these claims and litigation will not have a material impact on the financial position, results of operations or cash flows of the Company.

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

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

  Market Information.  The Company's Common Stock began trading on the Nasdaq
  ------------------
National Market on May 8, 1998 under the symbol "GEND." In February 1999, the symbol was changed to "PRTM." The following table sets forth the high and low closing sale prices for the common stock for the periods indicated, as reported by the Nasdaq National Market.

  Year ended March 27, 1999                    HIGH              LOW
  -------------------------                    ----              ---
     First Quarter (from May 8)               $15.00           $11.00
     Second Quarter                            11.88             2.56
     Third Quarter                              7.00             2.06
     Fourth Quarter                             9.88             3.50

  As of July 6, 1999, there were approximately 326 holders of record of the Company's Common Stock, although the Company believes there were a larger number of beneficial owners.

  Dividend Policy.  Since its inception, the Company has never declared or paid
  ---------------
any dividends on its Common Stock and does not expect to in the foreseeable future. The current policy of the Company is to retain any earnings to provide for the future growth of the Company. The Company's existing loan agreements with its lenders generally restrict its ability to pay dividends or make other distributions on the Common Stock without the prior approval of the lenders.

  Recent Sales of Unregistered Securities.
  ---------------------------------------

  In August 1998, the Company issued 234,433 shares of Common Stock in connection with the purchase of certain assets and liabilities of The Edge Company Catalog, Inc. valued at $7.3125 per share (the closing price of the Common Stock on the closing date).

  In September 1998, the Company issued 2,400,000 shares of Common Stock in connection with the acquisition of certain assets and liabilities of Carol Wright Gifts, Inc. valued at $2.5625 per share (the closing price of the Common Stock on the closing date) and a convertible note in the principal amount of $12,750,000. The holder of the convertible note may at any time after the conversion date, as defined, convert the principal amount of the convertible note at a conversion price of $12.75 per share into 1,000,000 shares of Common Stock, subject to certain adjustments. The conversion date is the date immediately following the tenth consecutive trading day at which the closing price of the Company's common stock on each such day was equal to or exceeded $12.75. Pursuant to the terms of the note, upon the occurrence and continuation of an event of default, as defined, the note is convertible into shares of common stock at a significantly lower conversion price.

  In February 1999, in connection with the issuance of subordinated notes, the Company issued warrants to purchase an aggregate of 1,000,000 shares of Common Stock at an exercise price of $9.31 per share to Global Internet Fund IV, an entity affiliated with the Company's President and certain other shareholders, and GEIPPP II. The warrants are exercisable at any time after August 18, 1999 and expire on February 18, 2004.

  All of the recent sales of unregistered securities described in this section were exempt from registration under Section 4(2) of the Securities Act.

  Use of Proceeds from Initial Public Offering.  On May 6, 1998, the Company's
  --------------------------------------------
Registration Statement on Form S-1 (File No. 333-47455) relating to the Initial Public Offering was declared effective by the Securities and Exchange Commission and, on May 13, 1998, the Initial Public Offering closed. The managing underwriters of the Initial Public Offering were Bear, Stearns & Co. Inc., Goldman, Sachs & Co., Salomon Smith Barney,

Invemed Associates, Inc. and Morgan Keegan & Company, Inc. Under the Registration Statement, an aggregate of 11,125,000 shares of the Company's Common Stock were sold to the public at a price of $15.00 per share. Of such shares, 9,625,000 shares were sold by the Company and 1,500,000 shares were sold by certain stockholders of the Company. The aggregate net proceeds (after deducting underwriting discounts and commissions and before deducting other expenses) received by the Company and by the selling stockholders from the Initial Public Offering were approximately $135.0 million and $21.0 million, respectively. The underwriters' over-allotment option was not exercised.

  In addition to underwriting discounts and commissions of approximately $9.4 million, the Company incurred approximately $2.4 million in other expenses in connection with the Initial Public Offering, including registration and filing fees, printing expenses, accounting fees and legal fees. None of such expense payments were direct or indirect payments to directors or officers of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company. The net offering proceeds to the Company after deducting underwriting discounts and commissions and other expenses were approximately $132.5 million.

  The Company used (i) approximately $28.0 million of the net proceeds to redeem a portion of the Company's outstanding Convertible Subordinated Debentures due June 1, 2003 (the "Debentures"), all of which were owned by GE Investment Private Placement Partners II, a Limited Partnership ("GEIPPP II"), a principal stockholder of the Company, (ii) approximately $7.75 million of the net proceeds to repay the notes payable in the principal amount of $7.65 million (the "Bridge Notes") held by GEIPPP II, (iii) approximately $10.0 million of the net proceeds to repay its outstanding borrowings under the Revolving Credit Facility and a portion of the Term Loan (each as defined in Item 7 below), (iv) approximately $0.8 million of the net proceeds for the acquisition of Fan and Fun in June 1998, (v) approximately $17.0 million of the net proceeds for the acquisition of certain assets of The Edge Company Catalog in August 1998, (vi) approximately $10.3 million of the net proceeds for capital expenditures, and (vii) approximately $58.6 million of the net proceeds for working capital. Other than the payments to GEIPPP II, none of the net proceeds were direct or indirect payments to directors or officers of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company. The use of proceeds described herein does not represent a material change in the use of proceeds described in the Prospectus contained in the Registration Statement.

Item 6.  Selected Financial Data

  The selected consolidated financial data as of March 30, 1996, March 29, 1997, March 28, 1998 and March 27, 1999 and for the periods from June 8, 1995 (inception) through March 30, 1996, the fiscal year ended March 29, 1997, the fiscal year ended March 28, 1998 and the fiscal year ended March 27, 1999 have been derived from the Company's historical financial statements which have been audited by Ernst & Young LLP, independent auditors whose report thereon appears elsewhere in this Form 10-K, which report includes a "going concern" emphasis paragraph. The selected consolidated financial data are qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Consolidated Financial Statements and notes thereto, and other financial information appearing elsewhere in this Annual Report on Form 10-K.

                                                                                                       Period from
                                            Fiscal Year        Fiscal Year        Fiscal Year          June 8, 1995
                                               Ended              Ended              Ended         (inception) through
                                         March 27, 1999(1)  March 28, 1998(1)  March 29, 1997(1)    March 30, 1996(1)
                                         -----------------  -----------------  -----------------   -------------------
                                                         (in thousands, except share and per share data)
Statement of Operations Data:
Net sales..............................     $   252,337         $  107,210         $   18,537                      --
Gross profit(2)........................          68,449             25,604              8,089                      --
Selling, general and administrative
 Expenses..............................         162,398             97,840             20,711                $  2,710
Restructuring charges and reserve for
 loss on disposal of businesses sold
 or available for sale.................          52,665                 --                 --                      --
                                         -----------------  -----------------  -----------------   -------------------
Loss from operations...................        (146,614)           (72,236)           (12,622)                 (2,710)
Interest expense, net..................           3,952              3,975                888                       5
Extraordinary item.....................           5,235
                                         -----------------  -----------------  -----------------   -------------------
Net loss...............................        (155,801)           (76,211)           (13,510)                 (2,715)
Dividends accruing on Series A
 Preferred Stock.......................              --              2,439                 --                      --
                                         -----------------  -----------------  -----------------   -------------------
Net loss attributable to Common
 Stockholders..........................     $  (155,801)        $  (78,650)        $  (13,510)               $ (2,715)
                                         =================  =================  =================   ===================
Net loss per share attributable to
 Common Stockholders(3)................          $(5.41)            $(8.89)            $(4.60)                 $(4.49)
                                         =================  =================  =================   ===================
Weighted average number of shares
 Outstanding...........................      28,812,500          8,842,200          2,933,700                 605,000
                                         =================  =================  =================   ===================


                                         March 27, 1999  March 28, 1998   March 29, 1997   March 30, 1996
                                         --------------  --------------   --------------   --------------
Consolidated Balance Sheet Data:
Cash and cash equivalents(4)...........        $  4,366        $  2,722          $ 8,184          $   240
Working capital (deficiency)...........           8,340         (12,912)             (53)          (1,197)
Total assets...........................         130,305         139,276           56,866            1,186
Subordinated Notes.....................           6,231              --               --               --
Debentures.............................              --          30,000           22,500               --
Other long-term debt, less current
 portion...............................          16,260          11,154            4,918               --
Series A Preferred Stock...............              --          96,739               --               --
Total stockholders' equity (deficiency)          33,013         (61,839)           8,375             (515)

____________

(1) The Company's fiscal year is a 52/53 week year that ends on the Saturday next preceding April 1 of the next calendar year. Accordingly, the year ended March 27, 1999 is referred to as "fiscal 1998," the year ended March 28, 1998 is referred to as "fiscal 1997," the year ended March 29, 1997 is referred to as "fiscal 1996" and the period from June 8, 1995 (inception) through March 30, 1996 is referred to as "fiscal 1995."
(2) Gross profit includes a restructuring charge related to inventory writedowns of $10,608 for the year ended March 27, 1999.
(3) The net loss per share is based upon the weighted average number of shares of Common Stock outstanding during each period. See Note 3 to the Company's Consolidated Financial Statements.
(4) Includes restricted cash of $2,823, $2,268 and $2,440 at March 27, 1999, March 28, 1998 and March 29, 1997, respectively.

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

                                                                       Percentage of Net Sales
                                                ----------------------------------------------------------------------
                                                  Fiscal Year Ended       Fiscal Year Ended       Fiscal Year Ended
                                                    March 27, 1999          March 28, 1998          March 29, 1997
                                                ---------------------   ---------------------   ----------------------
Net sales.....................................             100.0%                  100.0%                  100.0%
Gross profit..................................              27.1                    23.9                    43.6
Selling, general and administrative expenses..              64.4                    91.3                   111.7
Restructuring charges and reserve for loss on
 disposal of businesses sold or available for
 sale.........................................             l20.8                       -                       -
Loss from operations..........................              58.1                    67.4                    68.1
Interest expense (income), net................               1.6                     4.2                     6.3
Net loss......................................              61.7                    71.1                    72.9

 Fiscal Year Ended March 27, 1999 Compared to Fiscal Year Ended March 28, 1998

  Net Sales. Net sales increased to $252.3 million in fiscal 1998 from $107.2 million in fiscal 1997. This increase was attributable to acquisitions completed during fiscal 1998, revenue growth from existing catalogs and the 1997 acquisitions being included for all of fiscal 1998.

  Gross Profit. Gross profit increased to $68.4 million or 27.1% of sales for fiscal 1998 period compared to $25.6 million or 23.9% for fiscal 1997. This increase was attributable to the acquisitions completed during the year and the 1997 acquisitions being included for all of fiscal 1998. Gross profit for the period is negatively affected by a $10.6 million write-off of inventory of discontinued brands as part of the Company's restructuring plan. Excluding this charge, the gross profit percentage was 31.3%. This improvement in gross profit percentage compared to the previous fiscal year was primarily due to significantly higher gross profit percentage on the Carol Wright Gifts business (which was acquired in September 1998) compared to other Company brands. The gross profit percentage was 23.5% after adjusting for Carol Wright Gifts and the write-off of inventory on discontinued brands.

  Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of direct response advertising and promotion costs, administrative payroll and related costs, fixed distribution and telemarketing costs, integration costs for acquisitions and depreciation and amortization. Selling, general and administrative expenses increased to $162.4 million in fiscal 1998 from $97.8 million in fiscal 1997. This increase is primarily attributable to selling, general and administrative costs associated with acquisitions completed in 1998 and the 1997 acquisitions being included for the full year in fiscal 1998. Selling, general and administrative expenses as a percentage of net sales decreased to 64.4% in fiscal 1998 from 91.3% in fiscal 1997. This percentage decrease was due to revenue increases from existing catalogs and the 1998 and 1997 acquisitions which exceeded growth in the Company's selling, general and administrative expenses. In connection with the

Company's acquisitions, amortization of acquired intangibles of $7.2 million is included in selling general and administrative expenses in fiscal 1998 as compared to $4.3 million in fiscal 1997.

  Restructuring Charge; Reserve for losses on businesses available for sale; Loss on disposal of businesses. As a result of the Company's announced restructuring plan, a total of $63.3 million in charges were taken in the fourth quarter of fiscal 1998. These include: restructuring charges of $35.6 million, of which $10.6 million represents inventory writedowns and, therefore, is reported as part of cost of goods sold; a reserve for losses on businesses available for sale totaling $24.0 million; and a $3.7 million loss on the divestiture of the Sportime and Lilliput businesses completed in the quarter ended March 27, 1999.

  The Company recorded $35.6 million of restructuring charges associated with its program to reduce its overall operations and focus on its primary sports merchandise brands. The restructuring program includes the termination of numerous catalog brands, write-down of related inventories, intangibles and goodwill, closure of certain facilities and employee terminations. The restructuring charge reflects non-cash charges, asset writedowns, cash payments completed prior to March 27, 1999, and $3.3 million in cash liabilities accrued to cover cash obligations of the restructuring program (principally related to employee severance and real estate lease liabilities), most of which will be paid during fiscal 1999.

  The components of the $35.6 million in restructuring charges are: write-down of inventories to net realizable value of $10.6 million (reflected as part of cost of goods sold); write off of goodwill and other intangibles of $15.4 million; severance costs of $5.4 million; real estate liabilities on vacated properties, net of anticipated sublet proceeds, of $0.7 million; and other write-down of pre-payments, and other non-recoverable assets of $3.5 million.

  In connection with the adoption of its restructuring plan, the Company decided to sell its principal distribution center and remaining non-sports brands not central to its revised strategy including Carol Wright Gifts, The Edge, Childswork/Childsplay, Sportime, and Music Stand among others. The carrying value of the net assets associated with these brands, including the carrying value of related goodwill and other intangibles, have been written down to their net realizable value. The total charge needed to write down the net assets of businesses available for sale and not completed as of March 27, 1999 was $24.0 million. Subsequent to March 27, 1999, sales of two catalog businesses and the distribution center were completed resulting in net proceeds of $33.9 million and incurred a net loss of $0.1 million, which was included in the provision for losses on assets of businesses available for sale discussed above. See Note 20 to the Company's Consolidated Financial Statement.

  Net loss before extraordinary item. The net loss before extraordinary item increased from $76.2 million in fiscal 1997 to $150.6 million in fiscal 1998. However, $63.3 million of the increased loss was due to the restructuring charges, provision for losses on businesses available for sale, and loss on disposal of businesses mentioned above. Excluding these restructuring-related items, the net loss increased to $87.3 million. On this basis the net loss was 34.6% of revenue in fiscal 1998 compared to 71.1% of revenue in fiscal 1997, reflecting the lower cost of goods sold and selling, general and administrative expenses as a percentage of revenue as described above.

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

 Liquidity and Capital Resources

  At March 27, 1999, the Company had cash of $4.4 million (including restricted cash of $2.8 million) and working capital of $8.3 million (including $49.6 million of net assets available for sale). The Company's capitalization, defined as the sum of long-term debt, and stockholders' equity, at March 27, 1999 was $47.2 million.

  As part of the Company's strategic repositioning, it has sold four of its catalog businesses and its distribution center, and intends to sell certain other of its non-sports assets. The net proceeds of this asset disposal program have been approximately $56.4 million to date, of which $22.5 million were received from sales completed during fiscal 1998 and were used to repay past due trade obligations, its existing bank credit facilities and to fund ongoing business operations. The net proceeds of the remainder of such sale program are expected to be in excess of $19 million and will be used to repay related obligations and to fund ongoing business operations as well as an expansion of its existing Internet business. However, there can be no assurances as to the timing and amount of the total proceeds to be generated by the divestiture program. Accordingly, in the fourth quarter of fiscal 1998, the Company received $10 million in additional debt financing pursuant to a one-year debenture to help fund the Company's operations in the interim. In addition, the Company has arranged for the deferral of $13.1 million of debt to Cox Target Media, Inc. See
Note 11 to the Company's Consolidated Financial Statements.

  Despite these actions, management believes that the Company will need to raise additional working capital in the near term through either debt or equity offerings or the sale of assets in order to meet the Company's liquidity requirements for its operations. In addition, management is currently negotiating to renew the Company's existing revolving credit facility or replace it with a new facility. Management is also seeking to raise additional equity or other forms of long-term financing. If management's efforts at completing the sales of assets and raising additional financing are successful it believes the Company will have sufficient financial resources available to operate the restructured business through fiscal 1999. The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the fiscal 1998 financial statements. The paragraph states that the company's recurring losses and limited working capital raise substantial doubt about the company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty. See Note 2 to the Company's Consolidated Financial Statements.

  In connection with the strategic repositioning described in Part II, Item 5, the Company incurred a pre-tax restructuring charge of approximately $35.6 million in the fiscal quarter ending March 27, 1999. This amount includes the previously announced charge for inventory writedowns and restructuring costs originally expected to be recorded in the third quarter of fiscal 1998. In addition to the restructuring charge, the Company recorded $3.7 million in losses on the sale of its Sportime and Lilliput catalog businesses during the quarter ended March 27, 1999. An additional charge of $24.0 million was taken in the quarter to provide for expected losses from the sale of businesses which the Company expects to incur from the completion of its divestiture program on transactions the Company has either already completed subsequent to the year ended March 27, 1999 or which the Company expects to complete.

  Prior to the restructuring, the Company's principal capital needs arose from
(i) the acquisition and start-up of new catalog businesses, (ii) the funding of operating losses arising from maintaining the infrastructure necessary to support future acquisitions and the investment in growing these new acquisitions through prospect mailings, (iii) growing the customer database and (iv) capital expenditures related to the telemarketing and fulfillment centers. Following the implementation of the Company's modified business plan, the Company's principal capital needs in the near future are expected to arise from funding working capital and capital expenditures needed to support the revised business levels. The Company acquired four new businesses during the fiscal year ended March 27, 1999 for an aggregate of $19.7 million in cash, $17.5 million of notes and 2,634,433 shares of Common Stock. As noted above, the Company does not plan to pursue additional acquisitions in the near term. The Company incurred capital expenditures which totaled approximately $22.2 million during fiscal 1998 to invest in its existing infrastructure, to exploit new channels of distribution and to increase its activities in international markets.

  In May 1998, the Company completed the Initial Public Offering. The Company received net proceeds of approximately $132.5 million from the Initial Public Offering, after deducting underwriters' commissions of $9.4 million and other expenses of approximately $2.5 million. The Company has used (i) approximately $28.0 million of the net proceeds to redeem a portion of the Company's outstanding Debentures owned by GEIPPP II, (ii) approximately $7.75 million of the net proceeds to repay the Bridge Notes held by GEIPPP II, (iii) approximately $10.0 million of the net proceeds to repay its outstanding borrowings under the Revolving Credit Facility and a portion of the Term Loan (each as defined below), (iv) approximately $0.8 million of the net proceeds for the Fan and Fun acquisition completed in June 1998, (v) approximately $17.0 of the net proceeds for the acquisition of certain assets of The Edge Company Catalog in August 1998, (vi) approximately $10.3 million of the net proceeds for capital expenditures, and (vii) approximately $58.6 million of the net proceeds for working capital.

  Prior to the Initial Public Offering, in April 1998, the Company raised a total of $7.65 million through the issuance of Bridge Notes to GEIPPP II. Proceeds from the Bridge Notes were used (i) to pay for the expansion and upgrading of the infrastructure at the Company's distribution center, (ii) to fund the Biobottoms acquisition and (iii) to provide additional working capital.

  In May 1997, the Company entered into a $25.0 million revolving creditfacility (the "Revolving Credit Facility") and a $5.0 million term loan (the "Term Loan," and together with the Revolving Credit Facility, the "Credit Facility") with The CIT Group/Business Credit Inc. The Credit Facility is collateralized by substantially all of the Company's assets. The $25.0 million revolving credit portion of the Credit Facility bears interest at a variable rate equal to Prime Rate of The Bank of New York plus 1/2% or LIBOR plus 3%. The $5.0 million term loan is payable over five years and bears interest at the Prime Rate plus 1/2%. The Credit Facility contains certain covenants, including a covenant with respect to the maintenance of specified consolidated net worth. As of March 27, 1999, the Company had repaid the Revolving Credit Facility and had repaid all but $1.1 million under the Term Loan. Subsequent to March 27, 1999 and the application of proceeds from fiscal 1998 year to date sales of divested net assets, the Company paid off all outstanding obligations under this facility and currently is not permitted to make additional borrowings. The Company is involved in negotiations with CIT and other lenders for a replacement credit facility.

  During fiscal 1998, net cash used in operating activities was $79.7 million. Net cash used in investing activities was $21.3 million, consisting primarily of cash paid for acquisitions, net of cash acquired, of $19.8 million and cash paid for additions to property and equipment of $22.2 million offset by proceeds from the sale of businesses of $22.5 million. Net cash provided by financing activities was $102.0 million consisting primarily of the $132.6 million raised from the Initial Public Offering.

  During fiscal 1997, net cash used by operating activities was $76.7 million. Net cash used in investing activities was $50.1 million, consisting primarily of cash paid for acquisitions, net of cash acquired, of $34.3 million and cash paid for additions to property and equipment of $16.0 million. Net cash provided by financing activities was $121.6 million consisting primarily of the $108.6 million raised from GEIPPP II and GDLP and other holders of Series A Preferred Stock as set forth above.

  During fiscal 1996, net cash used by operating activities was $13.5 million. Net cash used by investing activities was $25.0 million, consisting primarily of cash paid for acquisitions of $19.2 million and cash paid for additions to property and equipment of $3.0 million. Net cash provided by financing activities resulted from $44.2 million raised by GEIPPP II and GDLP as set forth above.

  As of March 27, 1999, the Company had approximately $207 million of federal tax net operating loss carryforwards which will expire in 2012 and 2013. The Company also had approximately $203 million of state tax net operating loss carryforwards which will expire in 2004 and 2005. Net deferred tax assets are fully reserved as of March 28, 1998.

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

 Seasonality

  The Company's business is subject to seasonal fluctuations. Management anticipates that approximately 50% of the Company's net revenues will be derived from the fall and holiday seasons. As a result, the Company expects its sales and results of operations generally to be the lowest in the second quarter of each fiscal year, which precedes the back-to-school and holiday purchases. The Company's quarterly results may fluctuate as a result of numerous factors, including the timing of dispositions, the timing, quantity and cost of catalog mailings, the response rates to such mailings, the timing of merchandise deliveries, the merchandise mix, pricing and presentation of products offered and sold, market acceptance of the Company's merchandise (including new merchandise categories or products introduced) and the hiring and training of additional personnel. Accordingly, results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarters. Results of operations are affected not only by the seasonality of the Company's net revenues, but also by seasonal variations in product mix and the fixed portion of the Company's operating expenses. See "Factors that May Affect Future Financial Results."

 Inflation

  Results of operations have not been significantly affected by inflation since the Company's inception. Management expects that in the normal course of business, the Company will be able to offset the effects of increased costs through operating efficiencies and selected price increases.

 Year 2000 Issue

  Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs have traditionally been written using two digits rather than four to define the applicable year. As a consequence, unless modified, computer systems will not be able to differentiate between the year 2000 and 1900. Failure to address this problem could result in system failures and the generation of erroneous data. The Company has reviewed its computer programs and systems to ensure that the programs and systems will function properly and be year 2000 compliant, and the Company believes that currently all of its computer systems relating to its continuing businesses are year 2000 compliant. However, the Company is continuing to monitor and review its computer programs and systems to ensure on-going year 2000 compliance. The Company has received letters from each of its applications vendors stating that all of the Company's computer system applications are year 2000 compliant. However, the year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the year 2000 problem on such entities. See "Factors that May Affect Future Financial Results--Year 2000 Risk."

 Recent Pronouncements of the Financial Accounting Standards Board

  Recent pronouncements of the Financial Accounting Standards Board ("FASB") which are not required to be adopted at March 28, 1998, include the following Statement of Financial Accounting Standards ("SFAS"):

  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company for the fiscal year ending March 31, 2001, requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives that do not meet the criteria of one of these categories of hedges are included in income. The Company has not engaged in derivative instruments or hedging activities in the past.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company currently utilizes no material derivative financial instruments which expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to certain of its debt. The table below presents principal cash flows and related weighted average interest rates of the Company's debt at March 27, 1999 by expected maturity dates. Weighted average variable rates are based on forward rates in United States Government Treasury Constant Maturities at March 27, 1999. Forward rates should not be considered a predictor of actual future interest rates.

 Interest Rate Sensitivity Principal Amount By Expected Maturity (in thousands)
 ------------------------------------------------------------------------------

                                                                                                    Fair Value
                          1999        2000        2001       2002     2003   Thereafter    Total       3/27/99
                       ----------  ---------   ---------   -------  -------  ----------  ---------  ------------
Notes Payable, Subordinated Note and Long-term Debt, and capitalized lease obligations including Current Portion

Fixed Rate               $26,072     $15,345       $ 697    $  212   $    6                $42,332     $ 38,191
Avg. Interest Rate          7.55%       8.76%         11%    13.86%   13.86%

Variable Rate            $     9                                                           $     9     $      9
Avg. Interest Rate          8.25%

Item 8.  Financial Statements and Supplementary Data

  The response to this Item is submitted as a separate section of this Annual Report on Form 10-K. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

  On July 1, 1999, the Company's Chief Financial Officer, Ronald Benanto, resigned. Mr. Benanto lives in Massachusetts and had commuted to the Company's offices in New Jersey since February 1998 when he joined the Company.

  The information required by Part III, Item 10 will be set forth in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

Item 11.  Executive Compensation

  The information required by Part III, Item 11 will be set forth in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The information required by Part III, Item 12 will be set forth in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

  The information required by Part III, Item 13 will be set forth in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

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

  The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

                                                                            Page
                                                                            ----

            Schedule II - Valuation and Qualifying Accounts..............    S-1

  Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown on the financial statements or notes thereto.

  (a)  (3)  Reports on Form 8-K.

  During the fiscal quarter ended March 28, 1999, the Company filed the following reports on Form 8-K:

  In February 1999, the Company filed a Current Report on Form 8-K to report that it sold its subsidiary, Sportime, LLC.

  (a)  (4)  Exhibits:

  The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

 Exhibit
   No.                                       Description
---------   --------------------------------------------------------------------
   3.1      Amended and Restated Certificate of Incorporation of the Registrant
            (incorporated by reference to Exhibit 3.3 of the Registrant's
            Registration Statement on Form S-1 (File No. 333-47455)).
   3.2      Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.5 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
   4.1      Specimen certificate for shares of the Registrants Common Stock
            (incorporated by reference to Exhibit 4.1 of the Registrant's
            Registration Statement on Form S-1 (File No. 333-47455)).
   4.2      Stockholders Agreement dated as of September 30, 1998 (incorporated by reference to Exhibit 4.2 of the Registrant's Registration
            Statement on Form S-1 (File No. 333-47455)).
   4.3      Registration Rights Agreement, date as of September 14, 1998, by and between Genesis Direct, Inc. and Carol Wright Gifts, Inc.
            (incorporated by reference to Exhibit 4.1 of the Registrant's
            Current Report on Form 8-K (File No. 0-24173)).
   4.4      Convertible Note, dated September 14, 1998, made by Genesis Direct,
            Inc. in favor of Carol Wright Gifts, Inc. (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K (File
            No. 0-24173)).
  10.1      Credit Agreement with CIT Group Business Credit, Inc. as
            administrative agent (incorporated by reference Exhibit 10.1 of the Registrant's Registration Statement on Form S-1 (File No. 333-
            47455)).
  10.2      Lease Agreement relating to property in Memphis, Tennessee, as amended to date (incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-1 (File No. 333-
            47455)).

 Exhibit
   No.                                Description
---------   --------------------------------------------------------------------
  10.3      Sublease Agreement relating to property in Secaucus, New Jersey
            (incorporated by reference to Exhibit 10.3 of the Registrant's
            Registration Statement on Form S-1 (File No. 333-47455)).
  10.4      Employment Agreement between the Registrant and Warren Struhl
            (incorporated by reference to Exhibit 10.4 of the Registrant's
            Registration Statement on Form S-1 (File No. 333-47455)).
  10.5      Employment Agreement between the Registrant and Hunter Cohen
            (incorporated by reference to Exhibit 10.5 of the Registrant's
            Registration Statement on Form S-1 (File No. 333-47455)).
  10.6      Employment Agreement between the Registrant and David Sable
            (incorporated by reference to Exhibit 10.6 of the Registrant's
            Registration Statement on Form S-1 (File No. 333-47455)).
  10.7      Registrant's 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-8 (File No. 333-55681)).
  10.8      Registrant's 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 of the Registrant's Registration Statement on Form S-8 (File No. 333-55681)).
  21.1      Subsidiaries of the Registrant.
  23.1      Consent of Ernst & Young LLP.
  24.1      Power of Attorney (included on p. 40 hereof).
  27.1      Financial Data Schedule for fiscal year ended March 27, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GENESIS DIRECT, INC.

Date: July 9, 1999                           By:  /s/ Warren Struhl
                                                --------------------------------
                                                Warren Struhl
                                                Chairman of the Board of
                                                Directors, President and Chief
                                                Executive Officer

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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 9, 1999:

Signature                          Title
---------                          -----

/s/ Warren Struhl                  Chairman of the Board of Directors, President
--------------------------
Warren Struhl                      and Chief Executive Officer (Principal
                                   Executive Officer)

/s/ Hunter C. Cohen                Chief Operating Officer and Director
--------------------------
Hunter C. Cohen

/s/ David M. Sable                 Chief Marketing Officer and Director
--------------------------
David M. Sable

/s/ Ron Munkittrick                Vice President - Finance
--------------------------
Ron Munkittrick                    (Controller)

/s/ Ilan Kaufthal                  Director
--------------------------
Ilan Kaufthal

/s/ Marvin Runyon                  Director
--------------------------
Marvin Runyon

/s/ Edward Spiegel                 Director
--------------------------
Edward Spiegel

/s/ David W. Wiederecht            Director
--------------------------
David W. Wiederecht

                         INDEX TO FINANCIAL STATEMENTS

Genesis Direct, Inc.
  Report of Independent Auditors.........................................................................    F-2

  Consolidated Balance Sheets at March 27, 1999 and March 28, 1998.......................................    F-3

  Consolidated Statements of Operations for the years ended March 27, 1999, March 28, 1998 and
    March 29, 1997.......................................................................................    F-4

  Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended March 27, 1999,
    March 28, 1998 and March 29, 1997....................................................................    F-5

  Consolidated Statements of Cash Flows for the years ended March 27, 1999, March 28, 1998 and
    March 29, 1997.......................................................................................    F-6

  Notes to Consolidated Financial Statements.............................................................    F-8

                        REPORT OF INDEPENDENT AUDITORS


Board of Directors
Genesis Direct, Inc.

     We have audited the accompanying consolidated balance sheets of Genesis Direct, Inc. and subsidiaries as of March 27, 1999 and March 28, 1998 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows of Genesis Direct, Inc. and its subsidiaries and its predecessor entity, Genesis Direct, LLC for each of the three years in the period ended March 27, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genesis Direct, Inc. and subsidiaries at March 27, 1999 and March 28, 1998, and the consolidated results of their and the predecessor entity, Genesis Direct, LLC operations and cash flows for each of the three years in the period ended March 27, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying financial statements have been prepared assuming Genesis Direct, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since inception, has an accumulated deficit of $248.2 million at March 27, 1999, and has working capital of $8.3 million, inclusive of $49.6 million representing the estimated net realizable value of net assets available for sale. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


Hackensack, New Jersey
July 9, 1999
                                               Ernst & Young LLP

                     Genesis Direct, Inc. and Subsidiaries

                          Consolidated Balance Sheets
              (in thousands, except share and per share amounts)


                                                                                            March 27, 1999      March 28, 1998
                                                                                            --------------      --------------
Assets
Current assets:
   Cash and cash equivalents, including restricted cash of
     $2,823 and $2,268, respectively.....................................................      $     4,366         $     2,722
   Accounts receivable, less allowances of $2,426 and $1,415,
     respectively........................................................................            3,470               5,494
   Merchandise inventory, net............................................................           22,714              27,350
   Deferred advertising costs............................................................            5,268              10,239
   Other current assets..................................................................            1,256               1,348
   Notes receivable, current portion.....................................................              979                 340
   Net assets available for sale.........................................................           49,574
                                                                                            --------------      --------------
     Total current assets................................................................           87,627              47,593
Intangibles, net of accumulated amortization of $3,276 and
     $3,509, respectively................................................................            2,117               8,240
Goodwill, net of accumulated amortization of $2,373 and
     $1,643, respectively................................................................           24,943              55,140
Equipment and leasehold improvements, net................................................           14,529              25,639
Advances to officers.....................................................................              100                 100
Notes receivable, less current portion...................................................              935               1,275
Other assets.............................................................................               54               1,389
                                                                                            --------------      --------------
                                                                                               $   130,305         $  139,276
                                                                                            ==============      ==============
Liabilities and common stockholders' equity (deficiency)
 Current liabilities:
   Accounts payable......................................................................      $    27,138         $    20,435
   Accrued expenses......................................................................           23,552              14,549
   Current portion of notes payable and long-term debt...................................           18,155              20,478
   Subordinated notes - related parties..................................................            6,231                   -
   Current portion of obligations under capital leases...................................            1,686               1,840
   Other current liabilities.............................................................            2,525               3,203
                                                                                            --------------      --------------
     Total current liabilities...........................................................           79,287              60,505
Notes payable and long-term debt, less current portion...................................           14,140               7,176
Debentures--related parties..............................................................                -              30,000
Obligations under capital leases, net of current portion.................................            2,120               3,978
Other liabilities........................................................................            1,745               2,717
Series A Preferred Stock (liquidation value $1,000 per share),
   122,000 shares authorized, 94,300 shares issued and
   outstanding at March 28, 1998.........................................................                -              96,739
Common stockholders' equity (deficiency):
   Common stock, par value $.01 per share; 82,500,000 shares
     authorized, 32,358,961 and 8,990,575 shares issued and
     outstanding at March 27, 1999 and March 28, 1998,
     respectively........................................................................              323                  90
   Additional paid-in capital............................................................          280,927              30,507
   Accumulated deficit...................................................................         (248,237)            (92,436)
                                                                                            --------------      --------------
     Total common stockholders' equity (deficiency)......................................           33,013             (61,839)
                                                                                            --------------      --------------
     Total liabilities and common stockholders' equity...................................       $  130,305         $   139,276
                                                                                            ==============      ==============

                            See accompanying notes.

                     Genesis Direct, Inc. and Subsidiaries

                   Consolidated Statements of Operations (in
                thousands, except share and per share amounts)


                                                                                     Year ended
                                                               March 27, 1999      March 28, 1998      March 29, 1997
                                                               --------------      --------------      --------------
Net sales..................................................      $    252,337         $   107,210         $    18,537
Cost of goods sold.........................................           173,280              81,606              10,448
Inventory restructuring charge.............................            10,608                   -                   -
                                                              ---------------      --------------      --------------
Gross profit...............................................            68,449              25,604               8,089
Selling, general and administrative expenses...............           162,398              97,840              20,711
Loss on disposal of businesses.............................             3,745                   -                   -
Restructuring charges......................................            24,964                   -                   -
Provision for losses on assets of businesses
  available for sale.......................................            23,956                   -                   -
                                                              ---------------      --------------      --------------
Loss from operations.......................................          (146,614)            (72,236)            (12,622)
Interest expense...........................................             4,974               4,488               1,162
Interest income............................................             1,022                 513                 274
                                                              ---------------      --------------      --------------
Net loss before extraordinary item.........................          (150,566)            (76,211)            (13,510)
Extraordinary item- loss on extinguishment
  of debt..................................................             5,235                   -                   -
                                                              ---------------      --------------      --------------
Net loss...................................................          (155,801)            (76,211)            (13,510)
Dividends accruing on Series A Preferred
  Stock....................................................                 -              (2,439)                  -
                                                              ---------------      --------------      --------------
Net loss attributable to common
  stockholders.............................................      $   (155,801)         $  (78,650)        $   (13,510)
                                                              ===============      ==============      ==============
Basic net loss per share:
  Loss before extraordinary item...........................      $      (5.23)         $    (8.89)        $     (4.61)
  Extraordinary item.......................................             (0.18)                  -                   -
                                                              ---------------      --------------      --------------
  Net loss.................................................      $      (5.41)         $    (8.89)        $     (4.61)
                                                              ---------------      --------------      --------------
Weighted average common shares
  outstanding..............................................        28,812,500           8,842,400           2,933,700
                                                              ===============      ==============      ==============

                            See accompanying notes.

                     Genesis Direct, Inc. and Subsidiaries

         Consolidated Statements of Stockholders' Equity (Deficiency)
                     (in thousands, except share amounts)

                                            Genesis Direct,                                                       Total
                                               L.L.C.        Shares of               Additional                 Stockholders'
                                               Members'       Common      Common      Paid-In     Accumulated      Equity
                                            Contributions     Stock       Stock       Capital       Deficit     (Deficiency)
                                            -------------   ---------  ----------  ------------   ------------  -------------
  Balance at March 30, 1996...........      $  2,200                                             $   (2,715)      $    (515)
     Capital contribution to
        Genesis Direct, Inc...........        (2,200)         605,000    $   6      $  2,194
     Issuance of Common Stock.........                      6,187,500       62        22,338                         22,400
     Net loss.........................                                                              (13,510)        (13,510)
                                            --------        ---------    -----       -------     ----------       ---------
  Balance at March 29, 1997...........                      6,792,500       68        24,532        (16,225)          8,375
     Issuance of Common Stock.........                      2,062,500       21         7,479                          7,500
     Common stock purchase
        warrant issued in connec-
        tion with debentures..........                                                   203                            203
     Issuance costs of Series A
        Preferred Stock...............                                                  (746)                          (746)
     Dividends accruing on Series
        A Preferred Stock.............                                                (2,439)                        (2,439)
     Issuance of Common Stock in
        connection with business
        acquisitions and licenses.....                        135,575        1         1,478                          1,479
     Net loss.........................                                                              (76,211)        (76,211)
                                            --------        ---------    -----      --------     ----------       ---------
  Balance at March 28, 1998...........      $     --        8,990,575    $  90      $ 30,507     $  (92,436)      $ (61,839)
                                            --------        ---------    -----      --------     ----------       ---------
     Issuance of Common Stock
        upon conversion of
        Debentures.....................                     2,331,521       23         9,727                          9,750
     Issuance of Common Stock
        upon conversion of note
        issued in connection with
        acquisition....................                       128,333        1         1,399                          1,400
     Issuance of Common Stock
        upon conversion of Series A
        Preferred Stock including
        reversal of accrued
        dividends of $3,059..........                       8,644,156       87        96,652                         96,739
     Issuance of Common Stock in
        connection with initial
        public offering................                     9,625,000       96       132,419                        132,515
     Issuance of Common Stock in
        connection with acquisitions...                     2,634,433       26         7,838                          7,864
     Sale of Common Stock..........                             4,943                     41                             41
     Issuance of Common Stock
        purchase options to non-
        employees.......................                                                 344                            344
     Common stock purchase
        warrants issued in connec-
        tion with indebtedness.......                                                  2,000                          2,000
     Net loss..........................                                                           (155,801)        (155,801)
                                            --------        ---------    -----      --------     ---------        ---------
  Balance at March 27, 1999............                     32,358,96    $ 323      $280,927     $(248,237)       $  33,013
                                            ========        =========    =====      ========     ==========       =========

                            See accompanying notes.

                     Genesis Direct, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                              Year ended
                                                                      March 27, 1999         March 28, 1998         March 29, 1997
                                                                    ------------------     ------------------     -----------------
 Cash flows from operating activities
   Net loss.......................................................    $      (155,801)       $   (76,211)           $  (13,510)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
   Loss on sale of businesses                                                   3,745                  -                     -
   Depreciation and amortization..................................             12,635              6,104                 1,303
   Provision for losses on accounts receivable....................              1,011              1,161
   Non-cash interest expense......................................              1,643              3,110                   966
   Non-cash restructuring charges                                              27,399                  -                     -
   Stock options issued to non-employees                                          344                  -                     -
   Changes in operating assets and liabilities net of
    business acquired:............................................
   Accounts receivable............................................             (4,465)            (1,359)                1,102
   Merchandise inventory..........................................              2,185            (11,103)                 (161)
   Deferred advertising costs and other current assets............              4,043             (4,075)               (1,569)
   Accounts payable and accrued liabilities.......................             33,295              6,257                (1,038)
   Other assets...................................................              1,722               (620)                 (221)
   Other liabilities..............................................             (3,088)                 3                  (333)
                                                                        --------------       --------------         --------------
   Net cash used in operating activities..........................            (79,702)           (76,733)              (13,461)
  Cash flows from investing activities
   Intangibles....................................................             (1,248)               (71)                 (550)
   Acquisition of equipment and leasehold
     improvements.................................................            (22,225)           (15,964)               (3,000)
   Cash paid for acquired businesses, net of cash acquired........            (19,782)           (34,321)              (19,223)
   Proceeds from sale of businesses                                            22,547                  -                     -
   (Increase) decrease in restricted cash.........................               (555)               172                (2,200)
                                                                        --------------       --------------         --------------
   Net cash used in investing activities..........................            (21,263)           (50,184)              (24,973)
 Cash flows from financing activities
   (Repayment of) proceeds from line of credit....................            (12,474)            12,484                  (722)
   (Repayment of) proceeds from issuance of Debentures--related
    parties.......................................................            (20,250)             7,500                22,500
   Proceeds from issuance of subordinated notes
   related parties................................................              8,000                  -                     -
   Proceeds from issuance of note payable.........................              5,794                  -                     -
   Proceeds from sale of Common Stock or Member Interest..........            132,555              7,500                22,400
   Proceeds from sale of Series A Preferred Stock, net of.........
    issuance costs................................................                  -             67,379                     -
   Proceeds from bridge note borrowing............................                  -             26,175                     -
   (Repayment of) Proceeds from term loan.........................             (3,899)             5,000                     -
   (Repayments of) notes payable..................................             (7,672)            (4,411)                    -
                                                                        --------------       --------------         --------------
   Net cash provided by financing activities......................            102,054            121,627                44,178
                                                                        --------------       --------------         --------------
   Increase (decrease) in cash and cash equivalents...............              1,089             (5,290)                5,744
   Cash and cash equivalents at beginning of period...............                454              5,744                     -
                                                                        -------------        --------------         --------------
   Cash and cash equivalents at end of period.....................      $       1,543        $       454            $    5,744
                                                                        ==============       ==============         ==============

                     Genesis Direct, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (continued)
                                (in thousands)


                                                                                               Year ended
                                                                      March 27, 1999        March 28, 1998         March 29, 1997
                                                                 ----------------------  ---------------------  --------------------
  Supplemental disclosures of cash flow information
   Interest paid.................................................      $      6,548           $    2,134            $      197
                                                                       ============           ==========            ==========
  Supplemental disclosures of non-cash investing and
   financing activities
   Acquisitions:
      Liabilities assumed........................................           $40,414           $   13,145            $   17,029
      Issuance of notes payable..................................            17,538                5,160                 9,349
      Issuance of Common Stock...................................             7,864                1,029
      Obligations under non-compete agreements...................               184                1,605                 2,610
   Issuance of Common Stock in connection with licensing
    agreements...................................................                                    450
   Conversion of debt to Series A Preferred Stock................            94,300               26,175
   Conversion of Debentures to Common Stock......................             9,750
   Conversion of notes payable to Common Stock...................             1,400
   Dividends on Series A Preferred Stock.........................                                  2,439
   Conversion of Series A Preferred Stock to Common Stock........            94,300               26,175
   Reduction of seller notes payable in connection with the
    subsequent sale of net assets acquired.......................                                  1,000
   Capital leases................................................               713                5,818

                            See accompanying notes.

                     Genesis Direct, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
              (in thousands, except share and per share amounts)

                                March 27, 1999

1. Organization

     Prior to February 1999, Genesis Direct, Inc. and subsidiaries (collectively "Genesis Direct" or the "Company") was engaged in catalog, direct and database marketing of a broad range of consumer products, serving customers principally in the United States. In February 1999, the Company announced a strategic repositioning of its business to focus on web-based marketing of sports-related merchandise.

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

2. Going Concern Uncertainty

     The Company has incurred net losses of $155,801, $76,211 and $13,510 in fiscal 1998, fiscal 1997 and fiscal 1996, respectively, and has an accumulated deficit of $248,237 at March 27, 1999, and has working capital of $8,340, inclusive of $49,574 representing the estimated net realizable value of net assets of businesses available for sale.

     The Company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the fiscal 1998 financial statements. The paragraph states that the company's recurring losses and limited working capital raise substantial doubt about the company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

     In February 1999, the Company's Board of Directors adopted a restructuring plan to reposition the Company's operations and focus on its primary sports merchandising business. The major elements of the restructuring plan, certain of which have been completed, include the sale or closure of substantially all non-sports related catalog businesses, sale of the Company's principal distribution facility and reduction of leased office facilities and employee headcount. In addition, management is currently negotiating to renew the Company's existing revolving credit facility or replace it with a new facility. Management is also seeking to raise additional equity or other forms of long-term financing. If management's efforts at completing the sales of assets and raising additional financing are successful it believes the Company will have sufficient financial resources available to operate the restructured business through fiscal 1999.

     Management expects the Company to incur a significant operating loss in fiscal 1999. There can be no assurance that the Company will be able to renew or replace its existing revolving credit facility, secure other long-term financing or successfully complete its restructuring plan, the impact of which could result in the Company incurring larger than anticipated operating losses for fiscal 1999. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

                     Genesis Direct, Inc. and Subsidiaries

              (in thousands, except share and per share amounts)


3. Summary of Significant Accounting Policies

     Principles of Consolidation

     For periods subsequent to June 25, 1996, the consolidated financial statements include the accounts of Genesis Direct, Inc. and its wholly-owned subsidiaries. Prior to June 25, 1996, the financial statements included the accounts of Genesis Direct, LLC. All significant intercompany accounts and transactions have been eliminated.

     Basis of Presentation

     All amounts, except share and per share data are presented in thousands, unless otherwise indicated.

     Fiscal Year

     The Company's fiscal year ends on the Saturday next preceding April 1, resulting in either a 52 or 53 week fiscal year. The year ended March 27, 1999 ("fiscal 1998") was a 53-week year, the year ended March 28, 1998 ("fiscal 1997") was a 52-week year and the year ended March 29, 1997 ("fiscal 1996") was a 52-week year.

     Cash Equivalents

     Cash equivalents consist of highly liquid investments with original maturities of three months or less when purchased.

     Restricted Cash

     Restricted cash includes amounts deposited in a bank to support letters of credit in connection with certain of the Company's lease obligations, and amounts held in escrow in connection with proceeds from the sale of businesses.

     Concentration of Credit Risk

     Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist of cash and cash equivalents and trade accounts receivable. The Company restricts its temporary cash investments to financial institutions with high credit standing. Accounts receivable represent sales to governmental agencies and other institutional customers throughout the United States. The Company performs periodic credit evaluations of these customers but does not require collateral.

     Merchandise Inventory, Net

     Merchandise inventory, consisting principally of finished goods, is stated at the lower of cost (first-in, first-out) or market. Merchandise inventory reflects valuation reserves of approximately $17,101 and $3,926 at March 27, 1999 and March 28, 1998, respectively.

     Equipment and Leasehold Improvements

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


3. Summary of Significant Accounting Policies (continued)

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Advances to Officers

     Advances to officers are non-interest bearing advances which are due on demand.

     Long-Lived Assets

     The Company periodically assesses long-lived assets, including goodwill and other intangibles for recoverability. The Company's assessment at March 27, 1999 is based on undiscounted projected operating results of the business. Management believes that these projections are reasonable, however, actual future operating results may differ.

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

     Notes receivable--the carrying amounts reported in the balance sheet for notes receivable approximate their fair values at March 27, 1999. The fair value is estimated on the basis of discounted cash flow analyses, using appropriate interest rates for similar maturities.

     Notes payable, long-term debt and subordinated notes-related parties Debentures--related parties--the aggregate fair value of notes payable, long-term debt, debentures-related parties and subordinated notes-related parties is $35,043 at March 27, 1999 (carrying value $38,526). The fair value is estimated on the basis of rates offered to the Company for debt of similar maturities.

     Revenue Recognition

     Sales are recorded at the time of shipment and a provision for anticipated merchandise returns, net of exchanges, is recorded based upon historical experience.

     Advertising and Promotion Costs

     Recognition of advertising costs is in accordance with the provisions of the AICPA Statement of Position 93-7, Reporting of Advertising Costs. Advertising costs other than direct response are expensed at the time the initial advertising takes place. Direct response advertising costs, consisting primarily of catalog design, printing and postage expenditures, are amortized over the period during which associated net revenues are expected, generally approximating three months or less. Direct response and other advertising expenses were $87,975, $42,528 and $3,740 for fiscal 1998, fiscal 1997 and fiscal 1996, respectively. As of March 27, 1999 and March 28, 1998, $5,268 and $10,239, respectively, of direct response advertising costs are reflected as deferred charges.

                     Genesis Direct, Inc. and Subsidiaries

              (in thousands, except share and per share amounts)


3. Summary of Significant Accounting Policies (continued)

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

     Loss Per Share

     Loss per share amounts for all periods are based on the provisions of Statement of Financial Accounting Standards No. 128 Earnings Per Share. Diluted loss per share is not presented since the effect of all potentially dilutive securities is anti-dilutive. At March 27, 1999 a total of 5,323,107 shares could potentially affect the calculation of diluted earnings per share in future periods. In addition, no shares have been issued since inception for amounts representing nominal consideration.

     In May 1998, the Company effected a 275 for 1 stock split. All common share and per share information in the accompanying financial statements has been retroactively restated to reflect this stock split.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

                     Genesis Direct, Inc. and Subsidiaries

              (in thousands, except share and per share amounts)

4. Notes Receivable

     Includes the balance of a note which was received in connection with the sale of certain assets, which bears interest at 6% and is payable in quarterly installments beginning January 1998 and a $500 short term note received in connection with a sale of a business.

5. Equipment and Leasehold Improvements

     Equipment and leasehold improvements consist of the following:

                                                  March 27, 1999     March 28, 1998
                                                  --------------     --------------
     Equipment, furniture and fixtures........        $    5,843         $    9,150
     Computer equipment and software..........             9,171              7,410
     Leasehold improvements...................             3,226             11,385
                                                      ----------            -------
                                                          18,240             27,945
     Less accumulated depreciation............             3,711              2,306
                                                      ----------         ----------
                                                      $   14,529         $   25,639
                                                      ==========         ==========

  Depreciation expense was approximately $5,450, $2,056 and $505 for fiscal 1998, fiscal 1997 and fiscal 1996, respectively.

6. Capital Leases

     The Company leases equipment under certain capital leases. Amortization of assets under capital leases is included in depreciation expense.

     Assets recorded under capital leases are included in equipment and leasehold improvements as follows:

                                                    March 27, 1999        March 28, 1998
                                                    --------------        --------------
     Equipment, furniture and fixtures....                  $2,176                $1,463
     Computer equipment...................                   4,600                 4,600
                                                    --------------        --------------
                                                             6,776                 6,063
     Less accumulated depreciation........                   1,635                   533
                                                    --------------        --------------
                                                            $5,141                $5,530
                                                   ===============        ==============

     Future minimum lease payments and the maturities of the obligations under capital leases at March 27, 1999 net of leases transferred upon sale of the distribution center are as follows:

     1999................................................................         $2,090
     2000................................................................          1,721
     2001................................................................            438
     2002................................................................            210
                                                                          --------------
     Total minimum lease payments........................................          4,459
     Less interest.......................................................            653
     Less current portion of obligations under capital lease.............          1,686
                                                                          --------------
     Obligations under capital lease, net of current portion.............         $2,120
                                                                          ==============

                     Genesis Direct, Inc. and Subsidiaries

              (in thousands, except share and per share amounts)

7. Accrued Expenses

                                                         March 27, 1999      March 28, 1998
                                                         --------------      --------------
     Sales returns....................................    $    1,506            $      592
     Employee compensation............................         2,012                 1,346
     Interest.........................................         1,136                 2,352
     Reorganization costs- acquired businesses........           331                 4,597
     Accrued inventory purchases......................         1,260                   613
     Due to customers.................................         2,664                 1,401
     Fixed assets.....................................         6,517                     -
     Restructuring charges............................         3,293                     -
     Royalties........................................         2,246                   209
     Other............................................         2,587                 3,439
                                                          ----------            ----------
                                                          $   23,552            $   14,549
                                                          ==========            ==========

8.     Restructuring Charge and Reserve for Losses on Businesses Held for Sale

     In the fourth quarter of fiscal 1998, the Company recorded a restructuring charge of $35,572 associated with its program to reduce its overall operations and focus on its primary sports merchandise brands. The restructuring program includes the sale or termination of numerous catalog brands, write-down of related inventories, intangibles and goodwill, closure of certain facilities and employee terminations. The components of the restructuring charge are summarized as follows:

                                                         Original                   Utilized                      Balance at
                                                                        ----------------------------------
                                                          Charge             Cash              Non-Cash          March 27,1999
                                                      ---------------   --------------     ---------------      ---------------
       Write off of goodwill and other                    $15,386                               $15,386
         intangibles................................
       Write down of inventories to net                    10,608                                10,608
         realizable value...........................
       Severance costs (approximately 188
         employees).................................        5,440            $2,601                 229               $2,610
       Lease liabilities on vacated properties......          661               261                                      400
       Other........................................        3,477             1,790               1,404                  283
                                                       --------------   --------------     ---------------      ---------------
                                                          $35,572            $4,652             $27,627               $3,293
                                                       ==============   ==============     ===============      ===============

     As of March 27, 1999 the Company has an accrual of $3,293 associated with the restructuring charge (principally related to employee severance and lease liabilities), a significant portion of which is expected to be paid during fiscal 1999.

     In connection with the adoption of the restructuring plan, the Company has decided to sell its principal distribution facility and certain existing catalog brands including Carol Wright Gifts, The Edge, Childswork/Childsplay, Lilliput, Sportime and Music Stand. The carrying values of the net assets, including the carrying value of related goodwill and other intangibles, of these businesses have been written down to their net realizable values. Considerable management judgement is necessary to estimate the net realizable value and, accordingly, actual results could vary significantly from such estimates (principally with respect to Carol Wright Gifts). The total charge needed to write down the net asset value for businesses available for sale totaled $23,956. During the quarter ended March 27, 1999 the Company completed the dispositions of Sportime and Lilliput resulting in aggregate losses of $3,745. Subsequent to March 27, 1999, the Company completed the dispositions of its principal distribution facility, Music Stand and Childswork/Childsplay, and entered into an agreement with a buyer for the disposition of The Edge, the closing of such transaction is dependent upon, among other things, the ability of the buyer to obtain a specified level of financing.

                     Genesis Direct, Inc. and Subsidiaries

              (in thousands, except share and per share amounts)


8. Restructuring Charge and Reserve for Losses on Businesses Held for Sale (continued)

     Businesses sold or terminated during fiscal 1998 or held for sale at March 27, 1999 accounted for total sales of approximately $184,000 for fiscal 1998.

9. Business Acquisitions and Divestitures

     Fiscal 1998

     Acquisitions

     In April 1998, the Company acquired certain assets and liabilities of Biobottoms, Inc., a company engaged in the direct marketing of children's apparel. The aggregate purchase price, including all direct costs, of $3.6 million consisted of (i) $1,265 of cash, (ii) $1,430 for retirement of debt,
(iii) $1,170 of notes, bearing interest at an annual rate of 7.0%. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $5.0 million which was recorded as goodwill and was being amortized over 40 years. In conjunction with its overall restructuring program, the Company has decided to terminate this brand and, accordingly, has written-down the carrying value of all related assets, including goodwill and other intangibles, to their net realizable values and is included in restructuring charges on the statement of operations.

     In June 1998, the Company acquired Fan and Fun, a company engaged in the direct marketing of sports apparel and merchandise. The purchase price consisted of $873 of cash.

     In August 1998, the Company acquired certain assets and liabilities of The Edge Company Catalog, Inc., (the "Edge") a company engaged in the direct marketing of distinctive gifts, tools, collectibles, electronics and action gear, including collectible knives. The aggregate purchase price of $22,332, including all direct costs, consisted of (i) $17,321 in cash, (ii) 234,433 shares of the Company's Common Stock valued at $7.3125 per share (the closing price of the Common Stock on the closing date), (iii) a 6% interest bearing promissory note in the principal amount of $960, (iv) an 8% interest bearing promissory note in the principal amount of $900 and (v) an 8% interest bearing promissory note in the principal amount of $1,758. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $20,200 which was recorded as goodwill and was being amortized over 40 years. In conjunction with its overall restructuring program, the Company has decided to sell The Edge catalog and accordingly has written-down the carrying value of all related assets, including goodwill and other intangibles, to their net realizable value which is included in the provision for losses on assets of businesses available for sale.

     In September 1998, the Company acquired certain assets and liabilities of Carol Wright Gifts, Inc. ("Carol Wright Gifts"), a company engaged in the direct marketing of general merchandise to consumers. The aggregate purchase price, including all direct costs, of $18,900 consisted of (i) 2,400,000 shares of the Company's Common Stock valued at $2.5625 per share (the closing price of the Common Stock on the closing date), and (ii) a convertible promissory note in the principal amount of $12,750. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $15,317 which was recorded as goodwill and was being amortized over 40 years. In conjunction with its overall restructuring program, the Company had decided to sell the Carol Wright Gifts catalog and accordingly has written-down the carrying value of all related assets, including goodwill and other intangibles, to their net realizable value which is included in the provision for losses on assets of businesses available for sale.

                     Genesis Direct, Inc. and Subsidiaries

              (in thousands, except share and per share amounts)


9. Business Acquisitions and Divestitures (continued)

     Dispositions

     In February 1999, the Company sold Sportime for net proceeds of $23,000 which resulted in a loss of approximately $1,600.

     In March 1999, the Company sold its Lilliput brand for net proceeds of $1,100 which resulted in a loss of approximately $2,145.

     Presentation of pro forma operating results with respect to the acquired businesses for fiscal 1998 and 1997 is not considered meaningful based on the Company's overall restructuring plan and the sale and termination of certain acquired businesses.

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

     In August 1997, Genesis acquired all of the outstanding common stock of Fanfare Enterprises, Inc. ("Music Stand"). Fanfare is engaged in the direct marketing of consumer products relating to the performing arts. The preliminary aggregate purchase price, including all direct costs, was approximately $4,888 and was partially financed through the issuance of a $500 interest bearing (8%) note payable to the sellers. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $2,549 which has been recorded as goodwill.

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


9.  Business Acquisitions and Divestitures (continued)

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


9. Business Acquisitions and Divestitures (continued)

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

     In connection with each of the transactions described above, certain individuals and the Company entered into agreements not-to-compete. These agreements cover periods ranging from six months to four years from the date of the respective transactions. The cost of these agreements totaled approximately $316, $1,605 and $2,610 for the acquisitions completed during fiscal 1998, fiscal 1997 and fiscal 1996, respectively. Such amounts are generally payable over the term of the agreements. Certain of these obligations have been discounted to their present value at an effective annual interest rate of 12%.

     In connection with certain of the transactions described above, the Company has adopted, although in certain cases not finalized, plans to relocate the operations of the acquired businesses. Such plans are finalized when the date of integration of the acquired business into the Company's call center and distribution center is determined, which, in all cases, has been within one year of the date of consummation of the acquisition. The Company has recorded estimated liabilities aggregating approximately $5,142 and $4,138 for acquisitions completed during fiscal 1998 and fiscal 1997, respectively, which related principally to employee termination costs and remaining lease obligations. The Company paid $4,806 and $1,753 of the liabilities during fiscal 1998 and fiscal 1997, respectively. The ultimate amounts incurred may differ from the amounts recorded. Any such differences will result in an adjustment to these estimated liabilities and a corresponding adjustment, within one year from each acquisition date, to goodwill, unless the differences result from events occurring after the consummation date, which differences will be expensed when incurred. During fiscal 1998, the Company reduced accrued liabilities by approximately $4,602 related to businesses sold or held for sale at March 27, 1999 for which such costs will not be incurred. The reversal of the amounts were recorded as an adjustment to goodwill attributable to the related acquired entity.

     In connection with certain of the transactions described above, the Company has pledged all of its member interests in the respective LLC subsidiary formed for the purpose of acquiring the business of the sellers and provided a guarantee of the notes payable.

10.  Series A Preferred Stock

     In September and December 1997, the Company sold an aggregate of 94,300 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") including 32,857 shares to the holders of shares of the Company's common stock and outstanding debentures. Dividends were cumulative at an annual rate of 6%.

     The purchase of an aggregate of 26,175 shares of Series A Preferred Stock was completed through the conversion in September 1997 of $26,175,000 principal amount of 8% notes payable issued by the Company during August and September 1997. Such notes payable were automatically convertible into shares of the Series A Preferred Stock at a conversion price of $1,000 per share (which is equivalent to $3.63 per share after the stock split) which represents the price at which all shares of Series A Preferred Stock issued by the Company were sold.

                     Genesis Direct, Inc. and Subsidiaries

              (in thousands, except share and per share amounts)


10.  Series A Preferred Stock (continued)

     The Series A Preferred Stock was convertible, at the holders' option, at any time into shares of Common Stock at an initial conversion price of $10.91 per share, subject to adjustment. The Series A Preferred Stock was subject to automatic conversion upon the completion of (i) a qualifying initial public offering, as defined, at an initial conversion of $10.91 per share, subject to adjustment. In conjunction with the Company's initial public offering, all of the shares of Series A Preferred Stock were automatically converted into 8,644,156 shares of common stock based on the initial conversion price.

11.  Notes Payable and Long-Term Debt

     The Company's notes payable and long-term debt consists of the following:

                                                                            March 27, 1999         March 28, 1998
                                                                           ----------------       ----------------
Convertible note payable to seller in a business acquisition (A)........       $12,750

7% note payable to seller in a business combination (B).................        13,124

Revolving credit note payable to bank (C)...............................             9                 $12,483

Term loan payable to bank (C)...........................................         1,101                   5,000

5.76% notes payable to sellers in a business acquisition, due in
 semi-annual installments of $358 beginning April 1998..................           358                   1,075

7% notes payable to sellers in a business acquisition, due
 July 1999..............................................................           770

6% notes payable to sellers in a business acquisition, due
 April 1999.............................................................           960

8% notes payable to sellers in a business acquisition, due in
 annual installments of $300 beginning August 1999......................           900

8% notes payable to sellers in a business acquisition, due in
 semi-annual installments of $440 beginning February 1999...............         1,320

7% notes payable to sellers in a business acquisition, due in
 annual installments of $350 beginning October 1998.....................           700                   1,050

Non-interest bearing notes payable (discounted at 12%) to
 sellers in a business combination, due March 1999......................           200                     179

Non-interest bearing notes payable (discounted at 12%) to
 sellers in a business combination, due in annual
 installments of $105 beginning June 1998...............................           103                     195

8% notes payable to sellers in a business acquisition, which
 was assumed by the buyer of Sportime...................................                                 1,000

Non-interest bearing notes payable (discounted at 12%) to
 sellers in a business acquisition, due in quarterly
 installments through March 1999........................................                                 2,125

                     Genesis Direct, Inc. and Subsidiaries

              (in thousands, except share and per share amounts)

11.  Notes Payable and Long-Term Debt (continued)


                                                                      March 27, 1999            March 28, 1998
                                                                      --------------            --------------
Non-interest bearing notes payable (discounted at 12%) to
 sellers in a business acquisition, balance due in December
 1998..............................................................                                      2,446

5.76% convertible note ("convertible note") payable to
 sellers in a business acquisition (D).............................                                      1,325

8% notes payable to sellers in a business acquisition, due in
 April 1998........................................................                                        500

Non-interest bearing notes payable (discounted at 12%) to
 sellers in a business acquisition, due December 1998..............                                        276
                                                                      --------------            --------------
Less current portion...............................................           32,295                    27,654
                                                                              18,155                    20,478
                                                                      --------------            --------------
                                                                         $    14,140               $     7,176
                                                                      ==============            ==============

______________________

     (A) Convertible note payable to Cox Target Media, Inc. in connection with the acquisition of Carol Wright Gifts. The convertible note bears interest at the prime rate plus 0.5% payable when the principal balance matures. The principal balance is due March 14, 2001. The holder of the convertible note may at any time after the conversion date, as defined, convert the principal amount of the convertible note at a conversion price of $12.75 per share into 1,000,000 shares of Common Stock, subject to certain adjustments. The conversion date is the date immediately following the tenth consecutive trading day at which the closing price of the Company's common stock on each such day was equal to or exceeded $12.75. Pursuant to the terms of the note, upon the occurrence and continuation of an event of default, as defined, the note is convertible into shares of common stock at a significantly lower conversion price.

     (B) The note arose as a result of certain liabilities in connection with the Company's acquisition of Carol Wright Gifts and services provided to the Company by the seller subsequent to the acquisition date. The note bears interest at 7% and, in accordance with the terms of a standstill agreement, is payable along with the outstanding principal balance under certain circumstances on the occurrence of certain events, as defined. Under the terms of the standstill agreement, the note is subordinate to all borrowings under the Company's revolving credit and term loan facility described below and requires the Company to use the proceeds from the sale of Carol Wright Gifts to repay the outstanding principal balance and accrued interest. The remaining unpaid balance is payable pursuant to the Company's "good faith" determination, as defined, of cash available for such purposes after payments required to be made to normal trade creditors.

     (C) In May 1997, the Company entered into a $30 million revolving credit and term loan facility (the "Credit Agreement"), with a commercial lender. Under the Credit Agreement, the Company may borrow up to $25 million (including $4 million reserved for issuance of letters of credit) under a revolving credit facility based on eligible collateral which includes specified percentages of certain accounts receivable and inventory. As of March 27, 1999, the bank had notified the Company that it would not permit any additional advances under the revolving credit facility. All borrowings under the revolving credit facility bear interest at the prime rate plus 0.5% or LIBOR plus 3%, at the Company's option. The term loan bears interest at the prime rate plus 0.5% with annual payments of $800 beginning in May 1998. The Company repaid the remaining outstanding balance of the term loan subsequent to March 27, 1999. Among other things, the Credit Agreement restricts

                     Genesis Direct, Inc. and Subsidiaries

              (in thousands, except share and per share amounts)

11.  Notes Payable and Long-Term Debt (continued)

          the Company's ability to incur additional indebtedness, pay dividends on Common Stock and requires the Company to maintain a specified level of consolidated net worth, as defined.

     (D) In accordance with its terms, the principal balance of the convertible note was converted upon the completion of the initial public offering of the Company's common stock.

     The principal balances of certain of the seller notes described above are subject to adjustments to reflect finalization of the applicable purchase transaction. Such potential adjustments principally relate to measurements of financial targets and indemnification provisions of the purchase agreements.

     Short-term borrowings at March 27, 1999 were at weighted-average interest rates of 9%.

     As of March 27, 1999, maturities, including imputed interest, of notes payable and long-term debt over the next five fiscal years are as follows:

     1999.............................  $18,155
     2000.............................   13,840
     2001.............................      300


12.  Subordinated Notes Payable - Related Parties

     In February 1999, the Company entered into two Subordinated Term Note Agreements ("Subordinated Notes") with GEIPPP II and Global Internet Fund IV, LLC ("GIF IV") an entity affiliated with the Company's President and certain other stockholders. Each Subordinated Note allows the Company to borrow up to $5,000 of which $4,000 each was outstanding at March 27, 1999. The Subordinated Notes bear interest at an annual rate of 7% payable semi-annually, subject to the subordination agreement. The Subordinated Notes mature at the earliest of
(i) August 21, 2003, (ii) February 18, 2000, provided that all amounts due under the revolving credit note and term loan payable to bank under the Credit Agreement described above have been paid in full or (iii) five days from the date on which all of the following three events have occurred: (a) all borrowings under the Credit Agreement are paid in full, (b) the principal amount of the operating loan from Cox Target Media, Inc. is paid in full and (c) monies are available from the sale of certain businesses or assets of the Company, as defined.

     In conjunction with the issuance of the Subordinated Notes, the Company issued to the holders four warrants to purchase up to an aggregate of 1 million shares of the Company's common stock at an exercise price of $9.31 per share, subject to adjustment. The warrants are exercisable at any time after August 18, 1999 and expire on February 18, 2004. The warrants had a fair value of $2,000 which has been accounted for as original issue discount and additional paid in capital. The original issue discount is being amortized ($231 in fiscal 1998) using the effective interest method over the minimum term of the notes (one year) which results in an effective interest rate of 32%. Total interest expense on the Subordinated Notes was $268 for fiscal 1998.

13.  Debentures Payable--Related Parties

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

                     Genesis Direct, Inc. and Subsidiaries

              (in thousands, except share and per share amounts)

13.  Debentures Payable--Related Parties (continued)

     The Debentures were subordinated to all other outstanding obligations and carried interest at 8%. In accordance with their original terms, $9,750 principal amount of the Debentures were converted into 2,331,521 shares of the Company's common stock at the date of the Initial Public offering. The remaining $20,250 principal amount of the Debentures were redeemed immediately after the Initial Public Offering. In conjunction with the redemption, the Company paid an aggregate of $5,235 in additional interest at a prepayment interest rate above the stated rate of 8%. This amount had been accounted for as an extraordinary item on extinguishment of debt.

     Total interest expense on the Debentures was $5,585, $2,419 and $667 for fiscal 1998, fiscal 1997 and fiscal 1996, respectively.

14.  Stockholders' Equity

     In May 1998, the Company completed an initial public offering of its Common Stock (the "Initial Public Offering"). A total of 11,125,000 shares of Common Stock were sold to the public, of which 9,625,000 were sold by the Company and 1,500,000 were sold by certain stockholders of the Company. The Company received net proceeds of $132.5 million from the Initial Public Offering, after deducting underwriters commissions and other related costs. In connection with the partial repayment of the Debentures, the Company incurred an extraordinary charge of $5.2 million consisting of prepayment penalties.

     In conjunction with a sale of Series A Preferred Stock, the parties to the Note and Stock Purchase Agreement entered into Amendment No. 3 to the Note and Stock Purchase Agreement. In consideration for entering into such amendment, the Company issued to a holder of the Debentures and Common Stock four warrants each to purchase up to 68,750 shares of the Common Stock at an exercise price of $10.91 per share, subject to adjustment. The warrants are exercisable at any time after the Company completes an initial public offering of its Common Stock. The warrants expire on September 25, 1998, March 17, 1999, May 25, 1999 and July 4, 1999, respectively. The warrants had a fair value of $200 at the date of grant which has been accounted for as additional paid-in capital and interest expense.

     As of March 27, 1999 the Company has reserved shares of Common Stock for issuance as follows:

                                                             Number of Shares
                                                             ----------------
        Exercise of common stock purchase warrants.........       1,137,500
        Conversion of seller note payable..................       1,000,000
        Exercise of common stock options...................       4,125,000
        Employee Stock Purchase Plan.......................         250,000
                                                                  ---------
           Total shares reserved...........................       6,512,500
                                                                  =========

15.  Stock Option and Stock Purchase Plans


     During fiscal 1996, the Company's Board of Directors adopted the Genesis Direct, Inc. 1997 Long-Term Incentive Plan (the "Plan"). Under the terms of the Plan, the Board of Directors or committee thereof may grant stock options, stock appreciation rights, or restricted stock at such prices as may be determined by the Board of Directors. The maximum number of shares subject to the Plan is 4,125,000. Generally, the options vest ratably over five years and expire after ten years. Vested options are exercisable at the end of year ten or earlier in the event the Company completes an initial public offering of its Common Stock.

                     Genesis Direct, Inc. and Subsidiaries

              (in thousands, except share and per share amounts)

15.  Stock Option and Stock Purchase Plans (continued)

     Option activity under the plan is as follows:

                                                                      Weighted Average
                                                       Number of       Exercise Price
                                                        Options          Per Share
     Outstanding at March 31, 1996.............               --                  --
          Granted..............................          498,025            $  10.91
          Forfeited............................               --                  --
                                                  --------------      --------------
     Outstanding at March 29, 1997.............          498,025            $  10.91
          Granted..............................        1,170,675            $  12.83
          Forfeited............................          111,650            $  10.91
                                                  --------------      --------------
     Outstanding at March 28, 1998.............        1,557,050            $  12.35
          Granted..............................        2,414,573            $  16.52
          Forfeited............................          737,786            $   8.54
          Expired..............................           48,230            $  10.91
                                                  --------------      --------------
     Outstanding at March 27, 1999.............        3,185,607            $  16.40
                                                  --------------      --------------
     Exercisable at March 27, 1999.............          671,230            $  14.19
                                                  ==============      ==============

     The grants made under the Plan, have an exercise price ranging from $3.12 to $30.91.

     The weighted-average grant date fair value of options was $3.16 and $3.19 per share for fiscal 1998 and fiscal 1997, respectively, for options issued at exercise prices equal to fair market value of the Company's Common Stock on the date of grant. The weighted average grant date fair value of options was $7.46 per share for fiscal 1998 for options issued at exercise prices above fair market value of the Company's Common Stock on the date of grant. At March 27, 1999, the outstanding options have a weighted average remaining contractual life of approximately 9 years.

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

     The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for fiscal 1998 and fiscal 1997 respectively: weighted-average risk-free interest rates of 5.5% and 5.5%, respectively; no dividends; a .67 volatility factor for fiscal 1998 and a near-zero volatility factor for fiscal 1997 of the expected market price of Common Stock and a weighted-average expected life of the options of 5 years for both years.

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

                     Genesis Direct, Inc. and Subsidiaries

              (in thousands, except share and per share amounts)

15.  Stock Option and Stock Purchase Plans (continued)

     For purposes of proforma disclosures, the estimated fair value of options granted is amortized to expense over the options vesting period. Had the Company accounted for its employee stock options under the fair value method of SFAS No. 123, the Company's net loss would have been approximately $157,438 ($5.46 per share) for fiscal 1998 and approximately $78,826 ($8.92 per share) for fiscal 1997. The pro forma impact of accounting for stock options under SFAS No. 123 could be significant in future periods.

     During fiscal 1998, the Company's Board of Directors adopted the Genesis Direct, Inc. 1998 Employee Stock Purchase Plan (the "Stock Purchase Plan"). Under the terms of the Stock Purchase Plan employees may contribute up to 10% of their compensation to be used to purchase shares of the Company's common stock. The purchase price of such shares is determined by the Plan Administrator at not less than 85% and not more than 100% of the fair market value of the common stock, as defined. The maximum number of shares subject to the Stock Purchase Plan is 250,000. During fiscal 1998, the Stock Purchase Plan purchased 4,943 shares of common stock.

16.  Commitments

     The Company leases certain office and distribution facilities, as well as certain equipment, under long-term operating leases. Lease terms range from five to ten years, with renewal options of up to ten years. In addition, certain of the leases require the Company to pay additional rents based on costs of operating the property and contain certain escalation clauses.

     Future minimum lease payments under the leases for the next five fiscal years are approximately as follows:

     1999..............................  $3,108
     2000..............................   2,171
     2001..............................   1,990
     2002..............................   1,672
     2003..............................   1,606
     Thereafter........................   1,612

     Rent expense was $7,766, $5,506 and $428 for fiscal 1998, fiscal 1997 and fiscal 1996, respectively.

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

17.  Income Taxes

     No provision (benefit) for income taxes has been recorded for fiscal 1998 or fiscal 1997 due to net operating losses incurred for which a full valuation allowance has been provided.

                     Genesis Direct, Inc. and Subsidiaries

              (in thousands, except share and per share amounts)

17.  Income Taxes (continued)

     Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                           March 27, 1999          March 28, 1998
                                                                           --------------          --------------
     Deferred tax liabilities:
          Equipment and leasehold improvements.......................             $ 1,488                 $    --
          Goodwill...................................................                                       2,368
                                                                           --------------          --------------
             Total deferred tax liabilities..........................               1,488                   2,368
       Deferred tax assets:
          Accounts receivable........................................                 922                     645
          Inventory..................................................               7,782                   3,209
          Goodwill...................................................               2,339                       -
          Intangible assets..........................................               1,943                     801
          Equipment and leasehold improvements.......................                                         265
          Accrued liabilities........................................                 878                   2,406
          Net operating loss carryforwards...........................              78,697                  29,855
                                                                           --------------          --------------
       Total deferred tax assets.....................................              92,561                  37,181
       Valuation allowance...........................................              91,073                  34,813
                                                                           --------------          --------------
       Net deferred tax assets.......................................               1,488                   2,368
                                                                           --------------          --------------
       Net deferred tax (assets) liabilities.........................             $    --                 $    --
                                                                           --------------          --------------

     As of March 27, 1999, the Company has approximately $207 million of federal tax net operating loss carryforwards which will expire in 2012 through 2013.
The Company also has approximately $203 million of state tax net operating loss carryforwards which will expire in 2004 and 2005.

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

     The reasons for the difference between the total expense (benefit) and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follow:


                                                                    Year Ended          Year Ended
                                                                  March 27, 1999      March 28, 1998
                                                                  --------------      --------------
          Statutory rate applied to pre-tax loss...............      $(52,071)           $(25,908)
          Permanent differences................................           171                 126
          Change in valuation allowance........................       (51,900)             25,782
                                                                     --------            --------
                                                                     $      0            $      0
                                                                     ========            ========

                     Genesis Direct, Inc. and Subsidiaries

              (in thousands, except share and per share amounts)


18.  Employee Benefit Plan

     The Company has established a defined contribution employee savings plan pursuant to Internal Revenue Code Section 401(k) which allows employees meeting certain eligibility requirements to contribute up to 15% of their annual compensation. The Company matches these contributions at a rate of 50% of the employees' pre-tax contributions up to a maximum of 6% of the employee's annual compensation. The Company's contributions for fiscal 1998, fiscal 1997 and fiscal 1996 were $316, $53 and $26, respectively.

19.  Sales and Use Tax

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

20.  Subsequent Events

     In April 1999, the Company sold its principal distribution facility for net proceeds of $30,000. In conjunction with this sale the Company entered into a fulfillment services agreement with the purchaser. The fulfillment services agreement requires the Company to pay rates substantially above those available from other third party service providers. Accordingly, the Company has recorded an accrual for an estimate of the aggregate amount to be paid for fulfillment services above the fair value of such services. The sale of the distribution center resulted in a net gain of approximately $3,550 and is netted against the accrual for losses on businesses held for sale at March 27, 1999. This facility included assets under capital leases with a net carrying value of $1,089 at March 27, 1999. The transaction included the transfer of the remaining capital lease obligation of approximately $898 at March 27, 1999.

     In May 1999, the Company sold Childswork/Childsplay for net proceeds of $1,800. The transaction resulted in a loss of approximately $1,379 which was included in the accrual for losses on businesses held for sale at March 27, 1999.

     In June 1999, the Company sold Music Stand for net proceeds of $2,100. The transaction resulted in a loss of approximately $2,325 which was included in the accrual for losses on businesses held for sale at March 27, 1999.

                                  Schedule II
                             Genesis Direct, Inc.
                       Valuation and Qualifying Accounts
                                (in thousands)

           Column A                                 Column B                Column C                 Column D       Column E
----------------------------------------          ------------   -------------------------------  --------------  ------------
                                                                            Additions
                                                                 -------------------------------
                                                                                    Charged to
                                                                                   -------------
                                                   Balance at      Charged to         Other                        Balance at
                                                  ------------   -------------     -------------                  ------------
                                                   Beginning        Costs and       Accounts --    Deductions         End of
                                                  ------------   -------------     -------------  --------------  ------------
           Description                             of Period        Expenses         Describe        Describe        Period
----------------------------------------          ------------   -------------     -------------  --------------  ------------
Year ended March 29, 1997
Deducted from asset accounts:
Allowance for doubtful accounts.........                      0            254                                             254
Inventory valuation reserve.............                      0          1,390                                           1,390
Deferred tax valuation allowance........                      0          5,789 (1)                                       5,789

Year ended March 28, 1998
Deducted from asset accounts:
Allowance for doubtful accounts.........                    254          1,161                                           1,415
Inventory valuation reserve.............                  1,390          2,536 (1)                                       3,926
Deferred tax valuation allowance........                  5,789         29,024 (1)                                      34,813

Year ended March 27, 1999
Deducted from asset accounts:
Allowance for doubtful accounts.........                  1,415          1,011                                           2,426
Inventory valuation reserve.............                  3,926         13,175                                          17,101
Deferred tax valuation allowance........                 34,813         56,260                                          91,073

(1) Includes amounts resulting from business combinations.

                                 EXHIBIT INDEX

Exhibit
No.         Description
---         -----------
 3.1        Amended and Restated Certificate of Incorporation of the Registrant
            (incorporated by reference to Exhibit 3.3 of the Registrant's
            Registration Statement on Form S-1 (File No. 333-47455)).
 3.2        Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.5 of the Registrant's Registration Statement
            on Form S-1 (File No. 333-47455)).
 4.1        Specimen certificate for shares of the Registrants Common Stock
            (incorporated by reference to Exhibit 4.1 of the Registrant's
            Registration Statement on Form S-1 (File No. 333-47455)).
 4.2        Stockholders Agreement dated as of September 30, 1998 (incorporated by reference to Exhibit 4.2 of the Registrant's Registration
            Statement on Form S-1 (File No. 333-47455)).
 4.3        Registration Rights Agreement, date as of September 14, 1998, by and between Genesis Direct, Inc. and Carol Wright Gifts, Inc.
            (incorporated by reference to Exhibit 4.1 of the Registrant's
            Current Report on Form 8-K (File No. 0-24173)).
 4.4        Convertible Note, dated September 14, 1998, made by Genesis Direct,
            Inc. in favor of Carol Wright Gifts, Inc. (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K (File
            No. 0-24173)).
10.1        Credit Agreement with CIT Group Business Credit, Inc. as
            administrative agent (incorporated by reference Exhibit 10.1 of the
            Registrant's Registration Statement on Form S-1 (File No. 333-
            47455)).
10.2        Lease Agreement relating to property in Memphis, Tennessee, as amended to date (incorporated by reference to Exhibit 10.2 of the
            Registrant's Registration Statement on Form S-1 (File No. 333-
            47455)).
10.3        Sublease Agreement relating to property in Secaucus, New Jersey
            (incorporated by reference to Exhibit 10.3 of the Registrant's
            Registration Statement on Form S-1 (File No. 333-47455)).
10.4        Employment Agreement between the Registrant and Warren Struhl
            (incorporated by reference to Exhibit 10.4 of the Registrant's
            Registration Statement on Form S-1 (File No. 333-47455)).
10.5        Employment Agreement between the Registrant and Hunter Cohen
            (incorporated by reference to Exhibit 10.5 of the Registrant's
            Registration Statement on Form S-1 (File No. 333-47455)).
10.6        Employment Agreement between the Registrant and David Sable
            (incorporated by reference to Exhibit 10.6 of the Registrant's
            Registration Statement on Form S-1 (File No. 333-47455)).
10.7        Registrant's 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement
            on Form S-8 (File No. 333-55681)).
10.8        Registrant's 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 of the Registrant's Registration Statement
            on Form S-8 (File No. 333-55681)).
21.1        Subsidiaries of the Registrant.
23.1        Consent of Ernst & Young LLP.
24.1        Power of Attorney (included on p. 40 hereof).
27.1        Financial Data Schedule for fiscal year ended March 27, 1999.