Form 10-K405/A
period 1999-03-27
GENESIS DIRECT INC
filed 1999-07-23
CIK 1056326

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               Form 10-K/A No. 1

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 27, 1999.

[_] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                        Commission File Number 0-24173

                             GENESIS DIRECT, INC.
            (Exact name of registrant as specified in its charter)

                          DELAWARE                                                      22-3449666
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---
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

Documents incorporated by reference:  None

The Company has filed this amendment to the Company's 10-K to include Items 10, 11, 12 and 13 into Part III of this Form 10-K.

                             GENESIS DIRECT, INC.
                        1998 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
                                              PART I
Item 1.      Business.................................................................................    4
Item 2.      Properties...............................................................................   17
Item 3.      Legal Proceedings........................................................................   17
Item 4.      Submission of Matters to Vote of Security Holders........................................   17

                                              PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters....................   18
Item 6.      Selected Financial Data..................................................................   19
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations....   20
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...............................   26
Item 8.      Financial Statements and Supplementary Data..............................................   27
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....   27

                                             PART III

Item 10.     Directors and Executive Officers of the Registrant.......................................   28
Item 11.     Executive Compensation...................................................................   30
Item 12.     Security Ownership of Certain Beneficial Owners and Management...........................   35
Item 13.     Certain Relationships and Related Transactions...........................................   37

                                              PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................   40

Signatures   .........................................................................................   42

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

The Market for Sports Merchandise

     The Company believes that the market for merchandise that appeals to fans of the major U.S. professional sports is underserved by retail stores and other websites and catalogs, and that the sports market will be responsive to its direct marketing techniques and one-warehouse shipping and customer service benefits. Fan-based sports merchandise includes licensed and non-licensed apparel, accessories, home furnishings, equipment and limited edition collectibles, as well as fantasy packages which offer customers the opportunity to interact with sports celebrities. In many communities there is strong demand for non-local team products that is generally not fulfilled by local retailers because of capacity constraints. The Company believes that the ability to advertise merchandise - up to 30,000 SKUs - for all major U.S. sports leagues, teams and players in one web site, fulfilled from a central distribution center, is a competitive advantage that is not yet offered in the industry and is costly to replicate. In addition, serving the sports market segment adds selling seasons to the traditional holiday seasons through marketing efforts around major sporting events, such as the Super Bowl, the World Series, the NBA Championship and the Stanley Cup. The Company has "Official Catalog" relationships with the NBA, the NHL and Major League Baseball, NASCAR and the NFL Quarterback Club, as well as a strategic relationship with the National Football League ("NFL"). The Company believes that by attracting customers to its Proteam.com all-sport web site, and following up with targeted offerings in the form of printed Proteam or official league catalogs, it can effectively leverage these complementary selling channels.

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

Regulation

     The direct response business as conducted by the Company is subject to the Mail or Telephone Order Merchandise Trade Regulation and related regulations promulgated by the Federal Trade Commission. While the Company believes it is in compliance with such regulations, no assurance can be given that new laws or regulations will not be enacted or adopted which might adversely affect the Company's operations. See "Factors That May Affect Future Financial Results -- Government Regulation." In February, 1999, the Company received a subpoena from the New Jersey Office of Consumer Protection ("OCP") requesting information about customer complaints. The Company is responding to the subpoena by supplying the requested information. See "Legal Proceedings."

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

                                                                                                                 Period from
                                             Fiscal Year         Fiscal Year          Fiscal Year                June 8, 1995
                                                Ended               Ended                 Ended              (inception) through
                                           March 27, 1999(1)    March 28, 1998(1)    March 29, 1997(1)        March 30, 1996(1)
                                           ----------------     ----------------     ----------------         ----------------
                                                               (in thousands, except share and per
                                                                           share data)

Statement of Operations Data:
Net sales...............................   $      252,337       $      107,210       $       18,537                       --
Gross profit(2).........................           68,449               25,604                8,089                       --
Selling, general and administrative
 Expenses...............................          162,398               97,840               20,711           $        2,710
Restructuring charges and reserve for
 loss on disposal of businesses sold
 or available for sale..................           52,665                   --                   --                       --
                                           --------------       --------------       --------------           --------------
Loss from operations....................         (146,614)             (72,236)             (12,622)                  (2,710)
Interest expense, net...................            3,952                3,975                  888                        5
Extraordinary item......................            5,235
                                           --------------       --------------       --------------           --------------
Net loss................................         (155,801)             (76,211)             (13,510)                  (2,715)
Dividends accruing on Series A
 Preferred Stock........................               --                2,439                   --                       --
                                           --------------       --------------       --------------           --------------
Net loss attributable to Common
 Stockholders(3)........................   $     (155,801)      $      (78,650)      $      (13,510)          $       (2,715)
                                           --------------       --------------       --------------           --------------
Net loss per share attributable to
 Common Stockholders(3).................   $        (5.41)      $        (8.89)      $        (4.60)          $        (4.49)
                                           --------------       --------------       --------------           --------------
Weighted average number of shares
 Outstanding............................       28,812,500            8,842,200            2,933,700                  605,000
                                           --------------       --------------       --------------           --------------

                                           March 27, 1999       March 28, 1998       March 29, 1997           March 30, 1996
                                           --------------       --------------       --------------           --------------
Consolidated Balance Sheet Data:
Cash and cash equivalents(4)............   $        4,366       $        2,722       $        8,184           $          240
Working capital (deficiency)............            8,340              (12,912)                 (53)                  (1,197)
Total assets............................          130,305              139,276               56,866                    1,186
Subordinated Notes......................            6,231                   --                   --                       --
Debentures..............................               --               30,000               22,500                       --
Other long-term debt, less current
portion.................................           16,260               11,154                4,918                       --

Series A Preferred Stock................               --               96,739                   --                       --
Total stockholders' equity (deficiency).           33,013              (61,839)               8,375                     (515)

_____________________

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

(3) The net loss per share for the year ended March 27, 1999 is based upon the weighted average number of shares of Common Stock outstanding during each period. See Note 3 to the Company's Consolidated Financial Statements.

(4) Includes restricted cash of $2,823, $2,268 and $2,440 at March 27, 1999, March 28, 1998 and March 29, 1997 respectively.

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

                                                                        Percentage of Net Sales
                                                  -----------------------------------------------------------------
                                                  Fiscal Year Ended       Fiscal Year Ended       Fiscal Year Ended
                                                    March 27, 1999          March 28, 1998          March 29, 1997
                                                  -----------------       -----------------       -----------------
Net sales.....................................               100.0%                  100.0%                  100.0%
Gross profit..................................                27.1                    23.9                    43.6
Selling, general and administrative
 expenses.....................................                64.4                    91.3                   111.7
Restructuring charges and reserve for loss
 on disposal of businesses sold or
 available for sale...........................                20.8                      -                      -
Loss from operations..........................                58.1                    67.4                    68.1
Interest expense (income), net................                 1.6                     4.2                     6.3
Net loss......................................                61.7                    71.1                    72.9

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

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of direct response advertising and promotion costs, administrative payroll and related costs, fixed distribution and telemarketing costs, integration costs for acquisitions and depreciation and amortization. Selling, general and administrative expenses increased to $162.4 million in fiscal 1998 from $97.8 million in fiscal 1997. This increase is primarily attributable to selling, general and administrative costs associated with acquisitions completed in 1998 and the 1997 acquisitions being included for the full year in fiscal 1998. Selling, general and administrative expenses as a percentage of net sales decreased to 64.4% in fiscal 1998 from 91.3% in fiscal 1997. This percentage decrease was due to revenue increases from existing catalogs and the 1998 and 1997 acquisitions which exceeded growth in the Company's selling, general and administrative expenses. In connection with the Company's acquisitions, amortization of acquired intangibles of $7.2 million is included in selling, general and administrative expenses in fiscal 1998 as compared to $4.3 million in fiscal 1997.

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

     The components of the $35.6 million in restructuring charges are: write-down of inventories to net realizable value of $10.6 million (reflected as part of cost of goods sold); write off of goodwill and other intangibles of $15.4 million; severance costs of $5.4 million; real estate liabilities on vacated properties, net of anticipated sublet proceeds, of $0.7 million; and other write-down of pre-payments, investments and other non-recoverable assets of $3.5 million.

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

     Interest Rate Sensitivity Principal Amount By Expected Maturity (in
     -------------------------------------------------------------------
     thousands)
     ---------

                                                                                                                 Fair Value
                          1999          2000        2001        2002        2003     Thereafter       Total        3/27/99
                        --------      --------    --------    --------    --------   ----------     ---------    ----------
Notes Payable, Subordinated Note and Long-term Debt, and capitalized leased obligations including Current Portion
Fixed Rate              $ 26,072      $ 15,345    $    697    $    212     $     6                  $  42,332    $   38,191
Avg. Interest Rate          7.55%         8.76%        11%       13.86%      13.86%

Variable Rate           $      9                                                                    $       9    $        9
Avg. Interest Rate          8.25%

Item 8.  Financial Statements and Supplementary Data

     The response to this Item is submitted as a separate section of this Annual Report on Form 10-K. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The following table sets forth the names, ages and positions of all directors and executive officers of the Company. A summary of the background and experience of each of these individuals is set forth after the table.

                       Directors and Executive Officers

Name                                      Age        Position
----                                      ---        --------
Harry L. Usher                            60         President, Chief Executive Officer and Director
Warren Struhl                             37         Chairman of the Board of Directors(1)(2)

David M. Sable                            45         Executive Vice President, Chief Marketing Officer and a
                                                     Director(2)
Ilan Kaufthal                             51         Director(3)
Marvin Runyon                             74         Director
Edward Spiegel                            60         Director
David W. Wiederecht                       43         Director(1)(2)(3)

_____________________

(1)  Member of the Compensation Committee.
(2)  Member of the Executive Committee.
(3)  Member of the Audit Committee.

     HARRY L. USHER. Mr. Usher has served as President, Chief Executive Officer and a Director of the Company since July 12, 1999. From January 1995 to July 1999, Mr. Usher served as Chief Executive Officer of The Joust Group, a sports event marketing firm. While with Jaust, Mr. Usher created the partnership that served as official merchandise concessionaire of the 1996 Atlanta Olympic games and served as Chief Executive Officer of the Association of Volleyball Professionals from January 1998 until October 1998 when it filed for protection under Chapter 11 of the Bankruptcy Code. From August 1992 to December 1994, Mr. Usher served as Chief Executive Officer of Dorna USA, a company providing rotating advertising signs to Major League Baseball and National Basketball Association venues. Prior thereto, Mr. Usher served in various positions related to sports administration and marketing including, Chief Operating Officer of the Organizing Committee of the 1984 Los Angeles Olympic games, Commissioner of the United States Football League and Chairman of the 1991 Los Angeles Olympic Sports Festival.

     WARREN STRUHL. Mr. Struhl has served as Chairman of the Board of Directors of the Company since its founding in June 1995. From June 1995 until July 1999, Mr. Struhl served as President and Chief Executive Officer of the Company. He founded PaperDirect, Inc. in 1989 and served as its President until he joined the Company. PaperDirect, Inc. was sold to Deluxe Corporation in August 1993. From 1984 to 1989, Mr. Struhl was Vice President of JMB Realty Corporation. Mr. Struhl is a director of CyberShop, Inc.

     DAVID M. SABLE. Mr. Sable has served as Chief Marketing Officer and a director of the Company since its founding in June 1995. From 1990 to 1995, he was the Executive Vice President and Director of Account Management at Young & Rubicam. Mr. Sable served as a director of PaperDirect from 1989 to 1993. He is a member of the U.S. Postal Service Marketing Advisory Board.

     ILAN KAUFTHAL. Mr. Kaufthal has served as a director of the Company since July 1998. Since February 1987, Mr. Kaufthal has served in various capacities at Schroder & Co. Inc., and is currently the Vice Chairman. Mr. Kaufthal is a director of United Retail Group, Inc., ASI Solutions Inc., Cambrex Corp. and Russ Berrie & Co., Inc.

     MARVIN RUNYON. Mr. Runyon has served as a director of the Company since July 1998. From July 1992 until his retirement in May 1998, Mr. Runyon served as Postmaster General of the United States and Chief Executive Officer of the United States Postal Service. From 1988 to 1992, Mr. Runyon served as Chairman of the Board of the Tennessee Valley Authority, having been appointed to such position by President Ronald Reagan. From 1980 to 1988, Mr. Runyon served as President and Chief Executive officer of Nissan Motor Manufacturing Corporation U.S.A. Prior to 1980, Mr. Runyon served in various capacities at Ford Motor Company, including as Vice President, Body and Assembly Operations. Mr. Runyon also serves as a director of Stamps.com Inc. and Triad Hospitals Inc.

     EDWARD SPIEGEL. Mr. Spiegel has served as a director of the Company since January 1998. Since December 1996, Mr. Spiegel has served as a limited partner and consultant to The Goldman Sachs Group, L.P. From December 1984 to November 1996, Mr. Spiegel served as a general partner of The Goldman Sachs Group, L.P. where he was responsible for the management of the New York Institutional Sales Department. Mr. Spiegel is also a director of OMI Corporation.

     DAVID W. WIEDERECHT. Mr. Wiederecht has served as a director of the Company since June 1996. Since 1978, Mr. Wiederecht has served in various capacities at General Electric Company ("GE"); currently he serves as Vice President-Alternative Investment of GE Investment Corporation, a subsidiary of GE. Mr. Wiederecht is a director of Elephant & Castle Group, Inc.

     Directors of the Company are elected by holders of Common Stock for a three-year term, and are divided into three classes with staggered terms that currently have expiration dates as follows: (a) Class A Directors--1999, (b) Class B Directors--2000 and (c) Class C Directors--2001. As of the date hereof, Mr. Runyon and Mr. Kaufthal serve as Class A Directors, Mr. Sable and Mr. Spiegel serve as Class B Directors and Mr. Usher, Mr. Struhl and Mr. Wiederecht serve as Class C Directors. There are no family relationships among any of the directors or executive officers of the Company.

     Pursuant to a Note and Stock Purchase Agreement dated June 25, 1996, the Company and GEIPPP II have agreed that for so long as GEIPPP II continues to own certain threshold amounts of shares of the Company, GEIPPP II may continue to designate two nominees to the Board of Directors. David Wiederecht and Edward Spiegel, directors of the Company, were designated as nominees by GEIPPP II.

Item 11.  Executive Compensation

  Summary Compensation Table

     The following table summarizes all compensation paid to the Company's Chief Executive Officer and to the Company's four most highly compensated executive officers other than the Chief Executive Officer whose total annual salaries and bonuses exceeded $100,000 for services rendered in all capacities to the Company during fiscal 1998 which covers the period from March 29, 1998 through March 27, 1999.


                                                                          Securities
                                                Annual Compensation       Underlying          All Other
  Name and Principal Position     Fiscal Year   Salary        Bonus      Options/SARs      Compensation(1)
  ---------------------------     -----------   ------        -----      ------------      ---------------
Warren Struhl                        1998       $388,461  $100,000(3)        385,000             $23,063
Chief Executive Officer(2)           1997        300,000                     137,500              16,205

Hunter Cohen(4)                      1998        388,461   100,000(3)        385,000              29,231
Chief Operating Officer              1997        300,000                     137,500              18,765

David Sable                          1998        388,361   100,000(3)        385,000              35,340
Chief Marketing Officer              1997        300,000                     137,500              22,289

Ron Benanto                          1998        220,000         0            33,000              26,000
Chief Financial Officer(5)           1997                                     55,000

Raphael Grunfeld                     1998        206,346    20,000            60,500               8,315
General Counsel (6)                  1997        175,000     5,000                 0              10,583

__________________________

(1) The amounts listed for fiscal 1998 include (a) Company contributions under the Company's 401(k) Plan of $2,538 for each of Messrs. Struhl, Cohen and Sable and $5,115 for Mr. Grunfeld; and (b) Company payments of premiums on life insurance of $20,525 for Mr. Struhl, $26,693 for Mr. Cohen, $32,802 for Mr. Sable, the value of each of which belongs in part to the Company and in part to the individuals, and $3,200 for Mr. Grunfeld.

(2) As of July 12, 1999, Mr. Struhl no longer serves as Chief Executive Officer and President.

(3) This amount relates to a bonus awarded for services performed in fiscal 1997, but which was paid in fiscal 1998

(4) Mr. Cohen resigned as Chief Operating Officer, Executive Vice President and Director on July 19, 1999.

(5) Mr. Benanto was appointed as an executive officer of the Company in February 1998 and resigned as an executive officer effective June 30, 1999.

(6) Mr. Grunfeld resigned as an executive officer of the Company effective March 18, 1999.

  Summary of Option Grants

     The following table sets forth information concerning stock options granted to each of the executives named in the Summary Compensation Table during the fiscal year ended March 27, 1999:

                   Number of               % Total                                              Potential Realizable Value at
                   Securities           Options/SARs                                            Assumed Annual Rates of Stock
                   Underlying            Granted to                                                Price Appreciation for
                  Options/SARs          Employees in       Exercise or Base                           Option Term (1)
                                                                                                   ----------------------
  Name              Granted              Fiscal Year         Price  ($/Sh)     Expiration Date     5%($)              10%($)
  ----              -------              -----------         -------------     ---------------     ----               ------
Warren Struhl     165,000(2)                  7.1%               23.64              5/13/08        $130,914          $2,518,912
                  220,000(2)                  9.5%               30.91              5/13/08               0          $1,759,150

Hunter Cohen      165,000(3)                  7.1%               23.64              5/13/08        $130,914          $2,518,912
                  220,000(4)                  9.5%               30.91              5/13/08               0          $1,759,150

David  Sable      165,000(2)                  7.1%               23.64              5/13/08        $130,914          $2,518,912
                  220,000(2)                  9.5%               30.91              5/13/08               0          $1,759,150

Ronald Benanto     30,000(5)                  1.3%                3.25               9/3/08        $ 61,317          $  155,390
                    3,000(5)                  0.1%                4.44              2/17/09        $  8,372          $   21,217

Raphael Grunfeld   30,000(6)                  1.3%                3.25               9/3/08        $ 61,317          $  155,390
                    3,000(6)                  0.1%                4.44              2/17/09        $  8,372          $   21,217
                   27,500(7)                  1.2%               10.91              3/11/09        $      0          $   16,493
                   30,000(7)                  1.3%                5.53              3/11/09        $ 50,947          $  179,392
                    3,000(7)                  0.1%                4.44              3/11/09        $  8,372          $   21,217

________________________

(1) The amounts shown in these columns represent the potential realizable values assuming that the market price of the Common Stock on the date of grant of the option appreciates in value from the date of grant to the end of the option term at the assumed rates. The assumed rates of stock price appreciation are set by the Securities and Exchange Commission's executive compensation disclosure rules and are not intended to forecast appreciation of the Common Stock.

(2) These options were cancelled in June 1999 in connection with amendments to the executive officer's employment agreements and in exchange for the Company's grant of new options on the terms and conditions described below under "Employment Agreements".

(3) This option becomes fully exercisable on March 2, 2000.

(4) This option becomes fully exercisable on March 2, 2001.

(5) Mr. Benanto's option for 30,000 shares was scheduled to become exercisable in five equal installments on September 3, 1999, 2000, 2001, 2002 and 2003. Mr. Benanto's option for 3,000 shares was scheduled to become fully exercisable on February 17, 2000. On June 30, 1999, Mr. Benanto resigned as an executive officer and employee of the Company. The options had not yet vested on the date of his resignation and accordingly lapsed.

(6) On March 11, 1999, these options were cancelled and new options were granted on the same terms and conditions as the cancelled options except that the exercise price of one new option was increased, the new options have a term of ten years from the date of re-grant and expire four years after the date of the termination of Mr. Grunfeld's employment.

(7) The option for 27,500 shares is currently exercisable for 11,000 shares and becomes exercisable for an additional 5,500 shares on each of February 10, 2000, 2001 and 2002. The option for 30,000 becomes exercisable in five equal installments of 6,000 shares on September 3, 1999, 2000, 2001, 2002 and 2003. The option for 3,000 becomes fully exercisable on February 17, 2000.

 Summary of Options Exercised

    No options were exercised by any Named Executive Officer during the fiscal year ended March 27, 1999.

 Fiscal Year-End Option Values

    The following table sets forth certain information concerning the number of shares covered by both exercisable and unexercisable stock options as of March 27, 1999.

                                     Number of Shares Subject
                                    To Unexercised Options at                  Value of In-The-Money
                                         Fiscal Year-End                   Options At Fiscal Year End(1)
                                      --------------------                 -----------------------------
Name                         Exercisable         Unexercisable        Exercisable          Unexercisable
                             -----------         --------------       -----------          -------------
Warren Struhl                    137,500             385,000               0                      0
Hunter Cohen                     137,500             385,000               0                      0
David Sable                      137,500             385,000               0                      0
Ronald Benanto                    22,000              66,000               0                $18,750
Raphael Grunfeld                  11,000              49,500               0                      0

__________________

(1) No value is reported for in-the-money options as the respective exercise prices of all outstanding stock options held by the Named Executive Officers exceeded the last reported sale price of $3.875 per share for the Common Stock on March 26, 1999.

 Compensation of Directors

    Prior to June 1998, the Company did not pay any compensation to its non-employee directors. In June 1998, the Company approved compensation for its non-employee directors as described herein.

    Each non-employee director is paid $1,500 in fees for each Board meeting attended in person and $500 in fees for each Board meeting attended by telephone. In addition, each non-employee director is paid $1,000 in fees for each informational meeting attended. The directors are also compensated for out-of-pocket expenses incurred in attending meetings. Each current non-employee Board member has been granted an option to purchase 50,000 shares of Common Stock with an exercise price equal to the fair market value of the option shares on the grant date. Each individual reelected as a non-employee Board member will receive an option grant at that time to purchase 10,000 shares of Common Stock with an exercise price equal to the fair market value of the option shares on the grant date. The option shares vest on the first anniversary of the grant date. Each option grant has a maximum term of ten years, subject to earlier termination upon the optionee's cessation of Board service and acceleration of vesting upon a change in control. David Wiederecht has not received any stock options because his employer prohibits him from accepting such compensation.

    In addition to the compensation for non-employee directors, during the fiscal year ended March 27, 1999, the Company paid $100,000 to Edward Spiegel as compensation for his services as a consultant to the Company.

 Employment Agreements

    In March 1998, the Company entered into employment agreements (the "Employment Agreements") with Warren Struhl, David Sable and Hunter Cohen (the "Senior Executives") to serve as Chief Executive Officer, Chief Marketing Officer, and Chief Operating Officer, respectively. Messrs. Struhl and Sable have agreed in principle to amend certain terms of their Employment Agreements as described below. As of July 12, 1999, Mr.

Struhl no longer serves as Chief Executive Officer and President, but retains his position as Chairman of the Board. Mr. Cohen has notified the Company in writing that he has resigned as an officer and director of the Company as of July 19, 1999, stating in the letter that he has resigned for Good Reason (as defined in the Employment Agreements). The Company is currently engaged in discussion wiht Mr. Cohen to reach an amicable disposition of his Employment Agreement.

          Original Terms of Employment Agreements

     The following paragraphs describe the terms of the Employment Agreements as in effect at March 27, 1999 prior to the agreements in principle by Messrs. Struhl and Sable to amend their terms:

     The term of the Employment Agreements runs from March 1, 1998 through February 28, 2002 and will be extended automatically for additional one-year periods, unless the Company provides notice of termination at least 90 days prior to March 1st of each year commencing with March 1, 1999. In addition, the Employment Agreements will remain in effect for at least 24 months following a Change of Control (as defined in the Employment Agreements). The Company has agreed to nominate each of the Senior Executives as a director of the Company during the period from March 1, 1998 through February 28, 2001.

     Pursuant to the Employment Agreements, each of the Senior Executives was entitled to receive an annual base salary of $400,000, subject to annual review and increase and a bonus of up to 50% of annual base salary depending on performance results. If their employment was terminated either by the Company without Cause (as defined in the Employment Agreements) or by such Senior Executive for Good Reason (as defined in the Employment Agreements), the Company agreed to pay to such Senior Executive, as severance, an amount equal to two times the Senior Executive's annual base salary plus two times the highest annual bonus paid to the Senior Executive during the 36-month period ending on the date of termination (and, if the Company has not paid an annual bonus to the Senior Executive during such period due to its failure to establish a bonus program, $400,000 in lieu thereof). The Company also agreed to pay annual premiums on split-dollar life insurance policies in the amount of $4,000,000 for each of the Senior Executives and granted to each of the Senior Executives options to purchase 522,500 shares of Common Stock.

     Pursuant to the Employment Agreement, if the Senior Executive's employment is terminated by the Company for Cause, or by the Senior Executive without Good Reason, then for a period of one year after the termination of his employment, the Senior Executive may not engage in any business which competes with the business conducted by the Company. If the Senior Executive terminates his employment with the Company without Good Reason, then for a period of two years after such termination, or for a period of one year after his employment is terminated for any other reason, the Senior Executive may not solicit or hire any employee of the Company.

          Revised Terms of  Employment Agreements

     Pursuant to Mr. Struhl's agreement in principle, Mr. Struhl waived his right to receive his base salary, any bonus, any severance payment in the event his employment is terminated either by the Company without Cause or by him for Good Reason, and forfeited the options previously granted to him. In consideration of his agreement in principle, the Company granted to Mr. Struhl a new five-year option entitling him to purchase 522,500 shares of the Company's Common Stock at an exercise price of $2.1875 per share, the average of the bid and asked closing prices of the Common Stock on the date of grant. The new option is fully vested and becomes exercisable to the extent of 125,000 shares on each of February 1, 2000, January 1, 2001 and January 1, 2002 with the remainder of such option becoming exercisable on January 1, 2003, provided, however, that, pursuant to Mr. Struhl's agreement in principle, the option will become immediately exercisable upon a Change in Control, termination without Cause or a material alteration or diminution of Mr. Struhl's responsibilities. The option shall not be exercisable if his employment is terminated for Cause, or after the expiration of one year from his death or disability or four years from the Company's termination of his service for any other reason. Pursuant to Mr. Struhl's agreement in principle, Mr. Struhl will continue to receive split dollar life insurance, expense reimbursement and fringe benefits, and medical, disability and welfare benefits during the term of his employment and in the event his employment is terminated by the Company without Cause or by him for Good Reason. Mr. Struhl may terminate his employment as Chairman of the Board of the

Company on 120 days' prior written notice. All other terms and provisions of his employment agreement are expected to remain in effect.

     Pursuant to Mr. Sable's agreement in principle, Mr. Sable waived his right to receive a severance payment in the event his employment is terminated by the Company without Cause or by him for Good Reason (unless the Company has materially breached his employment agreement, failed to give him sufficient notice of a termination for Cause or if there is a Change of Control prior to June 21, 2000) and forfeited the options previously granted to him. In the event there is a Change of Control prior to June 21, 2000, Mr. Sable has agreed to limit the amount of severance he will be entitled to receive to an amount equal to his annual base salary. In consideration of his agreement, the Company granted a new five-year option entitling him to purchase 350,000 shares of the Company's Common Stock at an exercise price of $2.1875 per share. The new option is fully vested and becomes exercisable in four equal annual installments commencing January 1, 2000 and on January 1st of each year thereafter, provided, however, that the option will become immediately exercisable upon a Change in Control. The option shall not be exercisable if his employment is terminated for Cause, or after the expiration of one year from his death or disability or four years from the Company's termination of his service for any other reason. All other terms and provisions of his employment agreement are expected to remain in effect.

     Certain disclosure contained in this Annual Report assumes that definitive agreements incorporating the terms of the agreements in principle described above will be executed.

          Other Employment Agreement

     In September 1998, the Company also entered into an employment agreement with Mr. Benanto which provided that he would serve as the Company's Chief Financial Officer for a term commencing September 1, 1998 through August 31, 2001 at an annual base salary of $220,000, subject to annual review and increase. Mr. Benanto's employment agreement contained substantially similar provisions regarding the termination of his employment by the Company without Cause or by him for Good Reason as the employment agreements for the Senior Executives. Mr. Benanto's employment agreement also provided for the payment of his base salary for a period of six months following the termination of his employment, if he terminates his employment without Good Reason on or after June 30, 1999. Mr. Benanto resigned as an executive officer and employee of the Company effective June 30, 1999. Under the terms of his employment agreement, Mr. Benanto may not engage in any business which competes with the business conducted by the Company for a period of three years after the termination of his employment for any reason and, for a period of two years after such termination, he may not solicit or hire any employee of the Company.

   Compensation Committee Interlocks and Insider Participation

     The Chairman of the Compensation Committee is Mr. Struhl, who is Chairman of the Board of Directors and, until July 12, 1999, was President and Chief Executive Officer of the Company. No other member of the Compensation Committee was at any time during the fiscal year ended March 27, 1999, or at any other time, an officer or employee of the Company. Mr. Wiederecht is the other member of the Compensation Committee. No executive officer of the Company served on the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

     In February 1999, concurrent with the repositioning of the Company, GEIPPP II, a principal stockholder of the Company, and Global Internet Fund, LLC, a limited liability company ("Global") in which Mr. Struhl is a member, each agreed to make available to the Company up to $5,000,000 in advances to be drawn upon by the Company in connection with its operating requirements Under the terms of the Subordinated Grid Notes (the "Subordinated Grid Notes") issued by the Company to each of GEIPPP II and Global, outstanding principal amounts bear interest at the rate of 7% per annum and are due and payable on the earlier to occur of (i) August 21, 2003; (ii) February 18, 2000 provided that all Senior Bank Debt (as defined) has been paid prior to such date, or (iii) under certain circumstances, five days after all Senior Bank Debt and debt due to Cox Target Media, Inc. (as described below) has been paid in full. If all amounts are not paid when due, by acceleration or otherwise, the interest rate increases to 9%. Payment of amounts due under the Subordinated Grid Notes is secured by the grant of a lien on all the assets of the Company and its subsidiaries but is subordinated to the rights of the Company's secured creditors to be repaid amounts due under existing secured credit agreements as well as the rights of Cox Target Media, Inc. to be repaid amounts due under the CTM Note pursuant to the terms of a Subordination Agreement executed by Global and GEIPPP II. In connection with the financing, the Company issued warrants to purchase an aggregate of 1,000,000 shares of the Company's Common Stock at an exercise price of $9.31 per share, which warrants become exercisable in August 1999 and expire on February 18, 2004, except that warrants issued to Warren Struhl and GEIPPP II are subject to earlier expiration in the event such stockholders sell in excess of specified percentages of the shares of Common Stock held by them. In connection with the financing, the members of Global, Warren Struhl, Ted Struhl (Warren Struhl's brother), and Niles Cohen (Hunter Cohen's brother) each received warrants to purchase 225,000, 225,000 and 50,000 shares, respectively, and GEIPPP II received a warrant to purchase 500,000 shares. David Wiederecht, a director of the Company, is an officer of an affiliate of GEIPPP II. As of June 30, 1999, the Company owed $5,000,000 to each of Global and GEIPPP II under the terms of this financing.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of July 20, 1999, except as otherwise provided, information with respect to beneficial ownership of the Common Stock by (i) each director, (ii) each executive officer named in the Summary Compensation Table under "Executive Compensation"), (iii) the executive officers and directors as a group and (iv) each person known to the Company who beneficially owns 5% or more of the 32,363,490 shares of the Common Stock outstanding as of July 20, 1999. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person listed below is c/o Genesis Direct, Inc., 100 Plaza Drive, Secaucus, NJ 07094.

                            NAME OF BENEFICIAL OWNER                                    SHARES BENEFICIALLY        APPROXIMATE
                                                                                               OWNED           PERCENTAGE  OF CLASS
---------------------------------------------------------------------------------    ----------------------   ----------------------
GE Investment Private Placement Partners II, a Limited Partnership (1)...........            8,342,979                 25.4%
Cox Enterprises, Inc. (2)........................................................            3,400,000                 10.2%
The Equitable Companies Incorporated (3).........................................            1,973,000                  6.1%
Harry Usher......................................................................                    0                    *
Warren Struhl (4)(5).............................................................            1,194,908                  3.7%
Hunter Cohen (4)(6)..............................................................              479,900                  1.5%
David Sable (4)(7)...............................................................              342,400                  1.1%
Edward Spiegel (8)...............................................................               50,000                    *
David Wiederecht (1).............................................................                    0                    *
Marvin Runyon (8)................................................................               54,000                    *
Ilan Kaufthal (9)................................................................               57,736                    *
Ronald Benanto (10)..............................................................               22,000                    *
Raphael Grunfeld(11).............................................................               17,882                    *
All current officers and directors as a group (7 persons)(12)....................            1,699,044                  5.2%


____________________________

*    Less than 1%

(1) Includes warrants to purchase 500,000 shares of Common Stock which are currently exercisable or will become exercisable within 60 days of July 20, 1999. GE Investment Management Incorporated ("GEIM"), the general partner of GE Investment Private Placement Partners II ("GEIPPP II"), and General Electric Company, the parent of GEIM, may be deemed to be beneficial owners of the shares held by GEIPPP II. Both GEIM and General Electric Company disclaim beneficial ownership of these securities except to the extent of GEIM's partnership interest in GEIPPP II. Mr. Wiederecht, a Director of the Company, is an officer of an affiliate of GEIPPP II. Mr. Wiederecht disclaims beneficial ownership of the shares owned by GEIPPP II. The address of GEIPPP II and GEIM is 3003 Summer Street, Stamford, CT 06904.

(2) Include shares issuable upon exercise of a convertible note in the principal amount of $1,000,000 which will become convertible into shares of Common Stock (i) at the rate of $12.75 per share, on the date following the tenth consecutive trading day at which the closing price of the Common Stock equals or exceeds $12.75 per share, or (ii) upon the occurrence and continuation of an event of default, in which case, the note is convertible into shares of Common Stock at a significantly lower conversion price. According to a Schedule 13D, dated September 28, 1998, the shares of Common Stock beneficially owned by Cox Enterprises, Inc. ("CEI") are held of record by Cox Gifts, Inc. f/k/a Carol Wright Gifts, Inc. ("CGI"). All of the issued and outstanding shares of CGI are beneficially owned by Cox Target Media, Inc.("CTM"). All of the issued and outstanding shares of CTM are beneficially owned by Cox Investment Company, Inc. ("CIC"). All of the issued and outstanding shares of CIC are beneficially owned by CEI. Mrs. Anne Cox Chambers, as the Trustee of the Barbara Cox Anthony Atlanta Trust and of the Dayton Cox Trust A and Mrs. Barbara Cox Anthony, the Trustee of the Anne Cox Chambers Atlanta Trust and of the Dayton Cox Trust A, each have beneficial ownership of approximately 69.9% of CEI and together ultimately control CEI. In summary, each of CGI, CTM, CIC, CEI, Mrs. Anthony and Mrs. Chambers may be deemed beneficial owners of the shares of Common Stock held of record by CGI. The address for each of the corporations listed herein is 1400 Lake Hearn Drive, N.E., Atlanta, Georgia 30319. The address for Mrs. Chambers is 426 West Paces Ferry Road, N.W., Atlanta, Georgia 30305; the address for Mrs. Anthony is 3944 Noela Place, Honolulu, Hawaii 96815.

(3) According to a Schedule 13G, dated February 10, 1999, the number of shares reported includes (i) 1,589,000 shares held by Alliance Capital Management L.P., a subsidiary of The Equitable Companies Incorporated ("Equitable"), which acquired the shares of Common Stock solely for investment purposes on behalf of client discretionary investment advisory accounts, and has sole power to vote 1,113,400 shares and shares power to vote 328,600 shares and has sole power to dispose of 1,589,000 shares; (ii) 2,000 shares of Common Stock held by Donaldson, Lufkin & Jenrette Securities Corporation, a subsidiary of Equitable, which holds the shares of Common Stock for investment purposes, and has sole power to vote and dispose of 1,000 shares and shares power to dispose of 1,000 shares; and (iii) 382,000 shares of Common Stock held by The Equitable Life Assurance Society of the United States, a subsidiary of Equitable, which holds these shares of Common Stock for investment purposes, and has sole power to vote and dispose of such shares. Each of these subsidiaries of Equitable operates under independent management and makes independent voting and investment decisions. Equitable, a parent holding company in accordance with Rule 13d-1, may be deemed to be the beneficial owner of these shares of the Company's Common Stock. AXA, a French parent holding company, beneficially owns a majority interest in Equitable but does not admit beneficial ownership of any shares of the Company's Common Stock. AXA Conseil Vie Assurance Mutuelle, AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle and AXA Courtage Assurance Mutuelle, as a group acting as a parent holding company, control AXA but do not admit beneficial ownership of any shares of the Company's Common Stock. The principal address for Equitable is 1290 Avenue of the Americas, New York, New York 10104.

(4) Includes shares of Common Stock owned by Genesis Direct Management L.L.C. ("GD Management"). The voting members of GD Management are Warren Struhl, Hunter Cohen, David Sable, Ted Struhl (Warren Struhl's brother), and certain family trust and partnerships of such persons. By virtue of their voting interests in GD Management, each of Warren Struhl, Hunter Cohen and David Sable may be deemed to beneficially own that portion of the total number of shares of Common Stock held by GD Management equal to his percentage interest, plus the percentage of interest of such relevant family trust or partnership, in GD Management. However, each of them disclaims beneficial ownership of the shares beneficially owned by such family trusts and partnerships.

(5) Includes 225,000 shares issuable upon exercise of a common stock purchase warrant which is exercisable within 60 days of July 20, 1999, 566,432 shares of Common Stock held by a partnership established for the benefit of Warren Struhl's family ("WSFP") and 13,182 shares of Common Stock beneficially owned by GD Management. Mr. Struhl disclaims beneficial ownership of the shares held directly by WSFP and 7,011 shares held by GD Management which are beneficially owned by WSFP.

(6) Includes 137,500 shares issuable upon exercise of vested stock options, 19,919 shares of Common Stock held by a trust established for the benefit of Hunter Cohen's family (the "Cohen Trust") and 5,329 shares of Common Stock beneficially owned by GD Management. Mr. Cohen disclaims beneficial ownership of the shares held directly by the Cohen Trust and 314 shares held by GD Management which are beneficially owned by the Cohen Trust.

(7) Includes 219,020 shares of Common Stock held by a trust established for the benefit of David Sable's family (the "Sable Trust") and 5,329 shares of Common Stock owned by GD Management. David Sable disclaims beneficial ownership of the shares held directly by the Sable Trust and 3,462 of the shares held by GD Management which are beneficially owned by the Sable Trust.

(8) Includes 50,000 shares of Common Stock issuable upon the exercise of options which are or become exercisable within 60 days of July 20, 1999.

(9) Includes 7,736 shares held jointly with his wife and 50,000 shares of Common Stock issuable upon the exercise of options which are or become exercisable within 60 days of July 20, 1999.

(10) Consists of 22,000 shares of Common Stock issuable upon the exercise of options which are or become exercisable within 60 days of July 20, 1999.

(11) Includes 17,000 shares of Common Stock issuable upon the exercise of options which are or become exercisable within 60 days of July 20, 1999.

(12) Includes 375,000 shares of Common Stock issuable upon the exercise of options and warrants which are or become exercisable within 60 days of July 20, 1999.

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

     On September 30, 1997, the Company entered into a Stock Purchase Agreement ("Stock Purchase Agreement" with certain investors, including GEIPPP II, GDLP, Genesis Direct II, L.P. ("GDLP II"), First Union Capital Partners, Inc. ("First Union"), Strategic Investment Partners, Ltd. and Invemed Associates, Inc. pursuant to which such investors purchased an aggregate of 71,358 shares of Series A Preferred Stock from the Company for an aggregate purchase price of $71,358,000. The Stock Purchase Agreement contemplated the sale of additional shares of Series A Preferred Stock. On December 29, 1997, the Stock Purchase Agreement was supplemented to reflect the sale by the Company of an additional 22,942 shares of Series A Preferred Stock for an aggregate purchase price of $22,942,000 to certain investors, including the Warren Struhl Family Partnership and Genesis Acquisition Corp. The 94,300 shares of Series A Preferred Stock issued pursuant to the Stock Purchase Agreement automatically converted into 8,644,156 shares of Common Stock immediately prior to consummation of the initial public offering in May 1998. In connection with the Stock Purchase Agreement, GEIPPP II was granted four warrants, each to purchase up to 68,750 shares of Common Stock at an exercise price of $10.91 per share. The warrants expired on September 25, 1998, March 17, 1999, May 25, 1999 and July 4, 1999, respectively.

     During April 1998, the Company issued to GEIPPP II Bridge Notes in the amount of $7.65 million (with original issue discount of $300,000). The Company used approximately $7.75 million of the net proceeds of the initial public offering to prepay the entire $7.65 million principal amount of the Bridge Notes, together with accrued interest thereon at a rate of 15% per annum.

     As noted above, GDLP acquired shares of Common Stock in fiscal 1996 and fiscal 1997 pursuant to the Note and Stock Purchase Agreement. Each of GDLP and GDLP II acquired shares of Series A Preferred Stock in fiscal 1997 pursuant to the Stock Purchase Agreement which were converted into shares of Common Stock in connection with the Initial Public Offering. Pursuant to the GDLP and GDLP II partnership agreements, GD Management, the general partner of GDLP and GDLP II, has voting power over all of the shares of stock owned by GDLP and GDLP II. The voting members of GD Management are Warren Struhl, Hunter Cohen, David Sable, Ted Struhl and certain family trusts and partnerships of such persons. Warren Struhl and David Sable are directors and executive officers of the Company, and Ted Struhl is Warren Struhl's brother.

     In May 1998, each of GDLP and GDLP II made a distribution to its partners. In each case, the partners had the option to receive the distribution in shares of Common Stock or to have the Company sell its proportionate number of distributed shares in the initial public offering and to receive the proceeds therefrom in cash. GD Management and all of the voting members of GD Management (including Warren Struhl, David Sable and Hunter Cohen) elected to receive their proportionate distributions in shares of Common Stock. In February 1999, GDLP distributed substantially all of its shares of Common Stock of the Company to its partners.

     In September 1998, the Company acquired Carol Wright Gifts, Inc., for an aggregate purchase price of $18,900,000 consisting of (i) 2,400,000 shares of the Company's Common stock valued at $2.5625 per share (the closing price of the Common Stock on the closing date), and (ii) a convertible promissory note in the principal amount of $12,750,000, bearing interest at an annual rate equal to the prime interest rate publicly announced by Citibank, N.A., New York, New York plus 0.5%. The convertible note is payable in its full amount on March 14, 2001; provided, that, in lieu of such payment, the holder of the convertible note may at any time after the Conversion Date (as defined below) convert the principal amount of the convertible note at a conversion price of $12.75 per share into 1,000,000 shares of Common Stock, subject to certain adjustments.
The Conversion Date is the date immediately following the tenth consecutive trading day at which the closing price of the Common Stock on the Nasdaq Stock Market on each such day was equal to or exceeded $12.75. Pursuant to the terms of the convertible note, upon the occurrence and continuation of an event of default, the note is convertible into shares of the Common Stock at a significantly lower conversion price. In addition to the purchase price, the Company paid $100,000 in consideration of non-compete obligations. As a result of such transactions, Cox Enterprises, Inc. became the beneficial owner of 3,400,000 shares of the Company's Common Stock, including shares issuable upon conversion of the convertible note, or 10.2% of the Company's Common Stock.

     In connection with its acquisition of Carol Wright Gifts, Inc., the Company assumed certain liabilities of the sellers and entered into a Service Agreement with Cox Target Media, Inc. ("CTM") pursuant to which CTM agreed to provide certain services to the Company and its affiliates and GDI agreed to pay, or cause its affiliates to pay, for such services. On February 10, 1999, the Company's issued a demand promissory note to CTM in the principal amount of $13,124,324, bearing interest at the rate of 7% per annum (the "CTM Note"), to evidence its obligations as a result of the liabilities assumed and its obligations under the Service Agreement. By agreement dated February 10, 1999 (the "Standstill Agreement") between the Company and Cox Enterprises, Inc., CTM and Cox Gifts, Inc., f/k/a/ Carol Wright Gifts, Inc. (collectively referred to as "Cox"), Cox agreed not to demand payment of the amounts due under the CTM Note, with the exception of quarterly interest payments, unless there is a breach of the Standstill Agreement or a voluntary or involuntary bankruptcy or insolvency of the Company, and to permit the grant of liens on assets of the Company to Global and GE. The Company agreed that, subject to certain payment procedures with respect payments due for obligations arising in the ordinary course of business, the CTM Note would be repaid out of the proceeds of the sale of its non-sport product subsidiaries, including CW Gifts, LLC, and that the CTM Note would be repaid prior to the repayment of any amounts due to Global or GE as a result of the bridge financing described above.

     Edward Spiegel, a director of the Company, is a limited partner of The Goldman Sachs Group, L.P., which is an affiliate of Goldman Sachs & Co., which was one of the underwriters of the Company's initial public offering and was retained by the Company during the fiscal year ended March 27, 1999 to perform certain investment banking services for the Company. Ilan Kaufthal, a director of the Company, is Vice Chairman of

Schroder & Co., which was also retained during the fiscal year ended March 27, 1999 to perform certain investment banking services for the Company.

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

     None of the Company's directors, officers or greater than 10% stockholders were subject to the reporting requirements of Section 16(a) until the consummation of the initial public offering on May 13, 1998. To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company, all of the Company's directors, officers and greater than 10% stockholders have complied with the applicable Section 16(a) reporting requirements.

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

     The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

                                                                           Page
                                                                           ----
          Schedule II - Valuation and Qualifying Accounts................   S-1

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

  21.1      Subsidiaries of the Registrant.

  23.1      Consent of Ernst & Young LLP (incorporated by reference to Exhibit
            23.1 of the initial filing of this Annual Report on Form 10-K).

  24.1      Power of Attorney (included on p. 42 hereof).

  27.1      Financial Data Schedule for fiscal year ended March 27, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GENESIS DIRECT, INC.

Date: July 21, 1999                By:  /s/ Harry L. Usher
                                      ------------------------------------------
                                       Harry L. Usher
                                       President and Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Harry L. Usher his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his name, place and stead, in any and all capacities, to sign any or all further amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connections therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 21, 1999:

Signature                        Title
---------                        -----

  /s/ Harry L. Usher             Chief Executive Officer, President and Director
--------------------------
Harry L. Usher                   (Principal Executive Officer)

  /s/ Warren Struhl              Chairman of the Board of Directors
--------------------------
Warren Struhl

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

  /s/ David W. Wiederecht        Director
---------------------------
David W. Wiederecht

                         INDEX TO FINANCIAL STATEMENTS


Genesis Direct, Inc.

  Report of Independent Auditors........................................................................    F-2

  Consolidated Balance Sheets at March 27, 1999 and March 28, 1998......................................    F-3

  Consolidated Statements of Operations for the years ended March 27, 1999, March 28, 1998 and
    March 29, 1997......................................................................................    F-4

  Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended March 27, 1999,
    March 28, 1998 and March 29, 1997...................................................................    F-5

  Consolidated Statements of Cash Flows for the years ended March 27, 1999, March 28, 1998 and
   March 29, 1997.......................................................................................    F-6

  Notes to Consolidated Financial Statements............................................................    F-8

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


Hackensack, New Jersey
July 9, 1999
                                            Ernst & Young LLP

                     Genesis Direct, Inc. and Subsidiaries

                          Consolidated Balance Sheets
              (in thousands, except share and per share amounts)


                                                                            March 27, 1999         March 28, 1998
                                                                            --------------         --------------
Assets
Current assets:
 Cash and cash equivalents, including restricted cash of
  $2,823 and $2,268, respectively........................................        $   4,366             $   2,722
 Accounts receivable, less allowances of $2,426 and $1,415,
  respectively...........................................................            3,470                 5,494
 Merchandise inventory, net..............................................           22,714                27,350
 Deferred advertising costs..............................................            5,268                10,239
 Other current assets....................................................            1,256                 1,348
 Notes receivable, current portion.......................................              979                   340
 Net assets available for sale...........................................           49,574
                                                                            --------------         -------------
  Total current assets...................................................           87,627                47,493
Intangibles, net of accumulated amortization of $3,276 and
  $3,509, respectively...................................................            2,117                 8,240
Goodwill, net of accumulated amortization of $2,373 and
  $1,643, respectively...................................................           24,943                55,140
Equipment and leasehold improvements, net................................           14,529                25,639
Advances to officers.....................................................              100                   100
Notes receivable, less current portion...................................              935                 1,275
Other assets.............................................................               54                 1,389
                                                                            --------------         -------------
                                                                                 $ 130,305             $ 139,276
                                                                            ==============         =============

Liabilities and common stockholders' equity (deficiency)
Current liabilities:
 Accounts payable........................................................        $  27,138             $  20,435
 Accrued expenses........................................................           23,552                14,549
 Current portion of notes payable and long-term debt.....................           18,155                20,478
 Subordinated notes - related parties....................................            6,231                     -
 Current portion of obligations under capital leases.....................            1,686                 1,840
 Other current liabilities...............................................            2,525                 3,203
                                                                            --------------         -------------
  Total current liabilities..............................................           79,287                60,505
Notes payable and long-term debt, less current portion...................           14,140                 7,176
Debentures--related parties..............................................                -                30,000
Obligations under capital leases, net of current portion.................            2,120                 3,978
Other liabilities........................................................            1,745                 2,717
Series A Preferred Stock (liquidation value $1,000 per share),
 122,000 shares authorized, 94,300 shares issued and
 outstanding at March 28, 1998...........................................                -                96,739
Common stockholders' equity (deficiency):
 Common stock, par value $.01 per share; 82,500,000 shares
  authorized, 32,358,961 and 8,990,575 shares issued and
  outstanding at March 27, 1999 and March 28, 1998,
  respectively...........................................................              323                    90
 Additional paid-in capital..............................................          280,927                30,507
 Accumulated deficit.....................................................         (248,237)              (92,436)
                                                                            --------------         -------------
  Total common stockholders' equity (deficiency).........................           33,013               (61,839)
                                                                            --------------         -------------
  Total liabilities and common stockholders' equity......................        $ 130,305             $ 139,276
                                                                            ==============         =============

                            See accompanying notes.

                     Genesis Direct, Inc. and Subsidiaries

                     Consolidated Statements of Operations
              (in thousands, except share and per share amounts)

                                                                                      Year ended
                                                                                      ----------
                                                            March 27, 1999          March 28, 1998           March 29, 1997
                                                           ---------------          --------------           --------------
Net sales...............................................       $   252,337              $  107,210               $   18,537
Cost of goods sold......................................           173,280                  81,606                   10,448
Inventory restructuring charge..........................            10,608                       -                        -
                                                           ---------------          --------------           --------------
Gross profit............................................            68,449                  25,604                    8,089
Selling, general and administrative expenses............           162,398                  97,840                   20,711
Loss on disposal of businesses..........................             3,745                       -                        -
Restructuring charges...................................            24,964                       -                        -
Provision for losses on assets of businesses
 available for sale.....................................            23,956                       -                        -
                                                           ---------------          --------------           --------------
Loss from operations....................................          (146,614)                (72,236)                 (12,622)
Interest expense........................................             4,974                   4,488                    1,162
Interest income.........................................             1,022                     513                      274
                                                           ---------------          --------------           --------------
Net loss before extraordinary item......................          (150,566)                (76,211)                 (13,510)
Extraordinary item- loss on extinguishment of debt......             5,235                       -                        -
                                                           ---------------          --------------           --------------
Net loss................................................          (155,801)                (76,211)                 (13,510)
Dividends accruing on Series A Preferred Stock..........                 -                  (2,439)                       -
                                                           ---------------          --------------           --------------
Net loss attributable to common stockholders............       $  (155,801)             $  (78,650)              $  (13,510)
                                                           ===============          ==============           ==============
Basic net loss per share:
 Loss before extraordinary item.........................       $     (5.23)             $    (8.89)              $    (4.61)
 Extraordinary item.....................................             (0.18)                      -                        -
                                                           ---------------          --------------           --------------
 Net loss...............................................       $     (5.41)             $    (8.89)              $    (4.61)
                                                           ---------------          --------------           --------------
Weighted average common shares outstanding..............        28,812,500               8,842,400                2,933,700
                                                           ===============          ==============           ==============

                            See accompanying notes.

                     Genesis Direct, Inc. and Subsidiaries

         Consolidated Statements of Stockholders' Equity (Deficiency)
                      (in thousands, except share amounts)

                                       Genesis Direct,                                                       Total
                                           L.L.C.        Shares of             Additional                 Stockholders'
                                          Members'        Common      Common     Paid-In    Accumulated       Equity
                                       Contributions      Stock       Stock      Capital      Deficit      (Deficiency)
                                       -------------    ---------    -------   ----------   -----------   -------------
Balance at March 30, 1996...........   $       2,200                                        $    (2,715)  $        (515)
  Capital contribution to
    Genesis Direct, Inc.............          (2,200)      605,000   $     6   $    2,194
  Issuance of Common Stock..........                     6,187,500        62       22,338                        22,400
  Net loss..........................                                                            (13,510)        (13,510)
                                       -------------    ----------   -------   ----------   -----------   -------------
Balance at March 29, 1997...........                     6,792,500        68       24,532       (16,225)          8,375
  Issuance of Common Stock..........                     2,062,500        21        7,479                         7,500
  Common stock purchase
    warrant issued in connec-
    tion with debentures............                                                  203                           203
  Issuance costs of Series A
    Preferred Stock.................                                                 (746)                         (746)
  Dividends accruing on Series
    A Preferred Stock...............                                               (2,439)                       (2,439)
  Issuance of Common Stock in
    connection with business
    acquisitions and licenses.......                       135,575         1        1,478                         1,479
  Net loss..........................                                                            (76,211)        (76,211)
                                       -------------    ----------   -------   ----------   -----------   -------------
Balance at March 28, 1998...........   $          --     8,990,575   $    90   $   30,507   $   (92,436)  $     (61,839)
                                       -------------    ----------   -------   ----------   -----------   -------------
  Issuance of Common Stock
    upon conversion of
    Debentures......................                     2,331,521        23        9,727                         9,750
  Issuance of Common Stock
    upon conversion of note
    issued in connection with
    acquisition.....................                       128,333         1        1,399                         1,400
  Issuance of Common Stock
    upon conversion of Series A
    Preferred Stock including
    reversal of accrued
    dividends of $3,059.............                     8,644,156        87       96,652                        96,739
  Issuance of Common Stock in
    connection with initial
    public offering.................                     9,625,000        96      132,419                       132,515
  Issuance of Common Stock in
    connection with acquisitions....                     2,634,433        26        7,838                         7,864
  Sale of Common Stock..............                         4,943                     41                            41
  Issuance of Common Stock
    purchase options to non-
    employees.......................                                                  344                           344
  Common stock purchase
    warrants issued in connec-
    tion with indebtedness..........                                                2,000                         2,000
  Net loss..........................                                                           (155,801)       (155,801)
                                       -------------    ----------   -------   ----------   -----------   -------------
Balance at March 27, 1999...........                    32,358,961   $   323   $  280,927   $  (248,237)  $      33,013
                                       =============    ==========   =======   ==========   ===========   =============

                            See accompanying notes.

                     Genesis Direct, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                 Year ended
                                                              March 27, 1999   March 28, 1998   March 29, 1997
                                                              --------------   --------------   --------------
Cash flows from operating activities
 Net loss...................................................     $(155,801)       $(76,211)        $(13,510)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
 Loss on sale of businesses.................................         3,745              --               --
 Depreciation and amortization..............................        12,635           6,104            1,303
 Provision for losses on accounts receivable................         1,011           1,161
 Non-cash interest expense..................................         1,643           3,110              966
 Non-cash restructuring charges.............................        27,399              --               --
 Stock options issued to non-employees......................           344              --               --
 Changes in operating assets and liabilities net of
 business acquired:.........................................
 Accounts receivable........................................        (4,465)         (1,359)           1,102
 Merchandise inventory......................................        (2,185)        (11,103)            (161)
 Deferred advertising costs and other current assets........         4,043          (4,075)          (1,569)
 Accounts payable and accrued liabilities...................        33,295           6,257           (1,038)
 Other assets...............................................         1,722            (620)            (221)
 Other liabilities..........................................        (3,088)              3             (333)
                                                                 ---------        --------         --------
 Net cash used in operating activities......................       (79,702)        (76,733)         (13,461)
Cash flows from investing activities
 Intangibles................................................        (1,248)            (71)            (550)
 Acquisition of equipment and leasehold
 improvements...............................................       (22,225)        (15,964)          (3,000)
 Cash paid for acquired businesses, net of cash acquired....       (19,782)        (34,321)         (19,223)
 Proceeds from sale of businesses...........................        22,547
 (Increase) decrease in restricted cash.....................          (555)            172           (2,200)
                                                                 ---------        --------         --------
 Net cash used in investing activities......................       (21,263)        (50,184)         (24,973)
Cash flows from financing activities
 (Repayment of) proceeds from line of credit................       (12,474)         12,484             (722)
 (Repayment of) proceeds from issuance of
 Debentures--related parties................................       (20,250)          7,500           22,500
 Proceeds from issuance of subordinated notes -related
 parties....................................................         8,000              --               --
 Proceeds from issuance of note payable...................           5,794              --               --
 Proceeds from sale of Common Stock or member interest......       132,555           7,500           22,400
 Proceeds from sale of Series A Preferred Stock, net of
 issuance costs.............................................            --          67,379               --
 Proceeds from bridge note borrowing........................            --          26,175               --
 (Repayment of) Proceeds from term loan.....................        (3,899)          5,000               --
 (Repayment of) notes payable...............................        (7,672)         (4,411)
                                                                 ---------        --------         --------
 Net cash provided by financing activities..................       102,054         121,627           44,178
                                                                 ---------        --------         --------
 Increase (decrease) in cash and cash equivalents...........         1,089          (5,290)           5,744
 Cash and cash equivalents at beginning of period...........           454           5,744
                                                                 ---------        --------         --------
 Cash and cash equivalents at end of period.................     $   1,543        $    454         $  5,744
                                                                 =========        ========         ========

                     Genesis Direct, Inc. and Subsidiaries

                                 (in thousands)



                                                                                     Year ended
                                                                                   March 27, 1999   March 28, 1998  March 29, 1997
                                                                                   --------------   --------------  --------------
Supplemental disclosures of cash flow information
 Interest paid...................................................................       $ 6,548         $ 2,134         $   197
                                                                                        -------         -------         -------
Supplemental disclosures of non-cash investing and financing activities
 Acquisitions:
    Liabilities assumed..........................................................       $40,414         $13,145         $17,029
    Issuance of notes payable....................................................        17,538           5,160           9,349
    Issuance of Common Stock.....................................................         7,864           1,029
    Obligations under non-compete agreements.....................................           184           1,605           2,610
 Issuance of Common Stock in connection with licensing agreements................                           450
 Conversion of debt to Series A Preferred Stock..................................        94,300          26,175
 Conversion of Debentures to Common Stock.......................................          9,750
 Conversion of notes payable to Common Stock....................................          1,400
 Dividends on Series A Preferred Stock...........................................                         2,439
 Conversion of Series A Preferred Stock to Common Stock..........................        94,300          26,175
 Reduction of seller notes payable in connection with the subsequent sale of net
  assets acquired................................................................                         1,000
 Capital leases..................................................................           713           5,818

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

     Notes payable, long-term debt Subordinated Notes- related parties and Debentures--related parties--the aggregate fair value of notes payable, long-term debt, debentures-related parties and subordinated notes-related parties is $35,043 at March 27, 1999 (carrying value $38,526). The fair value is estimated on the basis of rates offered to the Company for debt of similar maturities.

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

5. Equipment and Leasehold Improvements

     Equipment and leasehold improvements consist of the following:

                                               March 27, 1999    March 28, 1998
                                               --------------    --------------
     Equipment, furniture and fixtures........     $ 5,843            $ 9,150
     Computer equipment and software..........       9,171              7,410
     Leasehold improvements...................       3,226             11,385
                                                   -------            -------
                                                    18,240             27,945
     Less accumulated depreciation............       3,711              2,306
                                                   -------            -------
                                                   $14,529            $25,639
                                                   =======            =======

     Depreciation expense was approximately $5,450, $2,056 and $505 for fiscal 1998, fiscal 1997 and fiscal 1996, respectively.

6. Capital Leases

     The Company leases equipment under certain capital leases. Amortization of assets under capital leases is included in depreciation expense.

     Assets recorded under capital leases are included in equipment and leasehold improvements as follows:

                                            March 27, 1999     March 28, 1998
                                            --------------     --------------
     Equipment, furniture and fixtures....      $2,176             $1,463
     Computer equipment...................       4,600              4,600
                                                ------             ------
                                                 6,776              6,063
     Less accumulated depreciation........       1,635                533
                                                ------             ------
                                                $5,141             $5,530
                                                ======             ======

     Future minimum lease payments and the maturities of the obligations under capital leases at March 27, 1999 net of leases transferred upon sale of the distribution center are as follows:

     1999...........................................................  $2,090
     2000...........................................................   1,721
     2001...........................................................     438
     2002...........................................................     210
                                                                      ------
     Total minimum lease payments...................................   4,459
     Less interest..................................................     653
     Less current portion of obligations under capital lease........   1,686
                                                                      ------
     Obligations under capital lease, net of current portion........  $2,120
                                                                      ======

                     Genesis Direct, Inc. and Subsidiaries

              (in thousands, except share and per share amounts)

7. Accrued Expenses

                                                     March 27, 1999      March 28, 1998
                                                     --------------      --------------
     Sales returns.................................      $  1,506           $   592
     Employee compensation.........................         2,012             1,346
     Interest......................................         1,136             2,352
     Reorganization costs- acquired businesses.....           331             4,597
     Accrued inventory purchases...................         1,260               613
     Due to customers..............................         2,664             1,401
     Fixed assets..................................         6,517                 -
     Restructuring charges.........................         3,293                 -
     Royalties.....................................         2,246               209
     Other.........................................         2,587             3,439
                                                          -------           -------
                                                          $23,552           $14,549
                                                          -------           =======

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

                                                      Original                  Utilized                       Balance at
                                                                    --------------------------------
                                                       Charge           Cash            Non-Cash             March 27,1999
                                                    -----------     ------------     ---------------        ---------------
     Write off of goodwill and other
        intangibles..............................     $15,386                             $15,386
     Write down of inventories to net
        realizable value.........................      10,608                              10,608
     Severance costs (approximately 188
        employees)...............................       5,440           $2,601                229                $2,610
     Lease liabilities on vacated properties.....         661              261                 -                    400
     Other.......................................       3,477            1,790              1,404                   283
                                                      -------           ------            -------                ------
                                                      $35,572           $4,652            $27,627                $3,293
                                                      =======           ======            =======              ========

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

9. Business Acquisitions and Divestitures

     Fiscal 1998

     Acquisitions

     In April 1998, the Company acquired certain assets and liabilities of Biobottoms, Inc., a company engaged in the direct marketing of children's apparel. The aggregate purchase price, including all direct costs, of $3.9 million consisted of (i) $1,265 of cash, (ii) $1,430 for retirement of debt,
(iii) $1,170 of notes, bearing interest at an annual rate of 7.0%. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $5.0 million which was recorded as goodwill and was being amortized over 40 years. In conjunction with its overall restructuring program, the Company has decided to terminate this brand and, accordingly, has written-down the carrying value of all related assets, including goodwill and other intangibles, to their net realizable values and is included in restructuring charges on the statement of operations.

     In June 1998, the Company acquired Fan and Fun, a company engaged in the direct marketing of sports apparel and merchandise. The purchase price consisted of $873 of cash.

     In August 1998, the Company acquired certain assets and liabilities of The Edge Company Catalog, Inc., (the "Edge") a company engaged in the direct marketing of distinctive gifts, tools, collectibles, electronics and action gear, including collectible knives. The aggregate purchase price of $22,654, including all direct costs, consisted of (i) $17,321 in cash, (ii) 234,433 shares of the Company's Common Stock valued at $7.3125 per share (the closing price of the Common Stock on the closing date), (iii) a 6% interest bearing promissory note in the principal amount of $960, (iv) an 8% interest bearing promissory note in the principal amount of $900 and (v) an 8% interest bearing promissory note in the principal amount of $1,758. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $20,200 which was recorded as goodwill and was being amortized over 40 years. In conjunction with its overall restructuring program, the Company has decided to sell The Edge catalog and accordingly has written-down the carrying value of all related assets, including goodwill and other intangibles, to their net realizable value which is included in the provision for losses on assets of businesses available for sale.

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

                     Genesis Direct, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)


9. Business Acquisitions and Divestitures (continued)

  Dispositions

  In February 1999, the Company sold Sportime for proceeds of $23,000 which resulted in a loss of approximately $1,600.

  In March 1999, the Company sold its Lilliput brand for proceeds of $1,100 which resulted in a loss of approximately $2,145.

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

11. Notes Payable and Long-Term Debt

    The Company's notes payable and long-term debt consists of the following:

                                                                       March 27, 1999            March 28, 1998
                                                                     -----------------        -------------------
Convertible note payable to seller in a business acquisition (A).           $12,750


7% note payable to seller in a business combination (B)..........            13,124


Revolving credit note payable to bank (C)........................                 9                    $12,483

Term loan payable to bank (C)....................................             1,101                      5,000

5.76% notes payable to sellers in a business acquisition, due
 in semi-annual installments of $358 beginning April 1998........               358                      1,075

7% notes payable to sellers in a business acquisition, due
 July 1999.......................................................               770

6% notes payable to sellers in a business acquisition, due
 April 1999......................................................               960

8% notes payable to sellers in a business acquisition, due in
 annual installments of $300 beginning August 1999...............               900

8% notes payable to sellers in a business acquisition, due in
 semi-annual installments of $440 beginning February 1999........             1,320

7% notes payable to sellers in a business acquisition, due in
 annual installments of $350 beginning October 1998..............               700                      1,050

Non-interest bearing notes payable (discounted at 12%) to
 sellers in a business combination, due March 1999...............               200                        179

Non-interest bearing notes payable (discounted at 12%) to
 sellers in a business combination, due in annual
 installments of $105 beginning June 1998........................               103                        195

8% notes payable to sellers in a business acquisition, which was assumed by the buyer of
  Sportime.......................................................                                        1,000

Non-interest bearing notes payable (discounted at 12%) to
 sellers in a business acquisition, due in quarterly
 installments through March 1999.................................                                        2,125

                     Genesis Direct, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

11. Notes Payable and Long-Term Debt (continued)


                                                                      March 27, 1999            March 28, 1998
                                                                      ---------------           ---------------
Non-interest bearing notes payable (discounted at 12%) to
 sellers in a business acquisition, balance due in December
 1998..........................................................                                      2,446

5.76% convertible note ("convertible note") payable to
 sellers in a business acquisition (D).........................                                      1,325

8% notes payable to sellers in a business acquisition, due in
 April 1998....................................................                                        500

Non-interest bearing notes payable (discounted at 12%) to
 sellers in a business acquisition, due December 1998..........                                        276
                                                                        -------------           -------------
                                                                             32,295                 27,654
Less current portion...........................................              18,155                 20,478
                                                                        -------------           -------------
                                                                            $14,140                  7,176
                                                                        =============           =============

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

  As of March 27, 1999 the Company has reserved shares of Common Stock for issuance as follows:


                                                                     Number of Shares
                                                                    -------------------
      Exercise of common stock purchase warrants...........              1,137,500
      Conversion of seller note payable....................              1,000,000
      Exercise of common stock options.....................              4,125,000
      Employee Stock Purchase Plan.........................                250,000
                                                                         ---------
         Total shares reserved  .                                        6,512,500
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

                     Genesis Direct, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

15. Stock Option and Stock Purchase Plans (continued)

   Option activity under the plan is as follows:

                                                                                Weighted Average
                                                         Number of               Exercise Price
                                                          Options                   Per Share

Outstanding at March 31, 1996........                                 --                        --
     Granted.........................                            498,025                    $10.91
     Forfeited.......................                                 --                        --
                                                  ----------------------     ---------------------
  Outstanding at March 29, 1997......                            498,025                    $10.91
     Granted.........................                          1,170,675                    $12.83
     Forfeited.......................                            111,650                    $10.91
                                                  ----------------------     ---------------------
  Outstanding at March 28, 1998......                          1,557,050                    $12.35
     Granted.........................                          2,414,573                    $16.52
     Forfeited.......................                            737,786                    $ 8.54
     Expired.........................                             48,230                    $10.91
                                                  ----------------------     ---------------------
  Outstanding at March 27, 1999.......                         3,185,607                    $16.40
                                                  ----------------------     ---------------------
  Exercisable at March 27, 1999                                  671,230                    $14.19
                                                  ======================     =====================

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

                     Genesis Direct, Inc. and Subsidiaries

               (in thousands, except share and per share amounts)

17. Income Taxes (continued)

  Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                         March 27, 1999          March 28, 1998
                                                                        -----------------       ----------------
Deferred tax liabilities:
     Equipment and leasehold improvements.......................                  $ 1,488                $    --
     Goodwill...................................................                                           2,368
                                                                      -------------------     ------------------
        Total deferred tax liabilities..........................                    1,488                  2,368
  Deferred tax assets:
     Accounts receivable........................................                      922                    645
     Inventory..................................................                    7,782                  3,209
     Goodwill...................................................                    2,339                      -
     Intangible assets..........................................                    1,943                    801
     Equipment and leasehold improvements.......................                                             265
     Accrued liabilities........................................                      878                  2,406
     Net operating loss carryforwards...........................                   78,697                 29,855
                                                                      -------------------     ------------------
  Total deferred tax assets.....................................                   92,561                 37,181
  Valuation allowance...........................................                   91,073                 34,813
                                                                      -------------------     ------------------
  Net deferred tax assets.......................................                    1,488                  2,368
                                                                      -------------------     ------------------
  Net deferred tax (assets) liabilities.........................                  $    --                $    --
                                                                      -------------------     ------------------

  As of March 27, 1999, the Company has approximately $207 million of federal tax net operating loss carryforwards which will expire in 2012 through 2019. The Company also has approximately $203 million of state tax net operating loss carryforwards which will expire in 2004 and 2005.

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

  The reasons for the difference between the total expense (benefit) and the amount computed by applying the U.S. statutory federal income tax rate to income before income taxes are as follow:

                                                               Year Ended                  Year Ended
                                                             March 27, 1999              March 28, 1998
                                                           -------------------         ------------------
Statutory rate applied to pre-tax loss...............            $(52,071)                    $(25,908)
Permanent differences................................                 171                          126
Change in valuation allowance........................             (51,900)                      25,782
                                                                 --------                     --------
                                                                 $      0                     $      0
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

                                  Schedule II
                             Genesis Direct, Inc.
                       Valuation and Qualifying Accounts
                                (in thousands)

               Column A                             Column B                Column C                 Column D       Column E
---------------------------------------             --------           ------------------            --------       --------
                                                                            Additions
                                                                       ------------------
                                                                                    Charged to
                                                   Balance at      Charged to       ----------    Deductions --    Balance at
                                                   ----------      ----------         Other       --------------   ---------
                                                   Beginning        Costs and         -----          Describe        End of
                                                   ---------        ---------      Accounts --       --------        ------
             Description                           of Period        Expenses       ------------                      Period
---------------------------------------            ---------        --------         Describe                        ------
                                                                                     --------
Year ended March 29, 1997
Deducted from asset accounts:
Allowance for doubtful accounts................            0             254                                            254
Inventory valuation reserve....................            0           1,390                                          1,390
Deferred tax valuation allowance...............            0           5,789 (1)                                      5,789

Year ended March 28, 1998
Deducted from asset accounts:
Allowance for doubtful accounts................          254           1,161                                          1,415
Inventory valuation reserve....................        1,390           2,536 (1)                                      3,926
Deferred tax valuation allowance...............        5,789          29,024 (1)                                     34,813

Year ended March 27, 1999
Deducted from asset accounts:
Allowance for doubtful accounts................        1,415           1,011                                          2,426
Inventory valuation reserve....................        3,926          13,175                                         17,101
Deferred tax valuation allowance...............       34,813          56,260                                         91,073

(1) Includes amounts resulting from business combinations.

                                   EXHIBIT INDEX

Exhibit
No.        Description
--         -----------
3.1        Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant's Registration Statement on Form S-1 (File No.
           333-47455)).
3.2        Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.5 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
4.1        Specimen certificate for shares of the Registrants Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
4.2        Stockholders Agreement dated as of September 30, 1998 (incorporated by reference to Exhibit
           4.2 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
4.3        Registration Rights Agreement, date as of September 14, 1998, by and between Genesis Direct,
           Inc. and Carol Wright Gifts, Inc. (incorporated by reference to Exhibit 4.1 of the
           Registrant's Current Report on Form 8-K (File No. 0-24173)).
4.4        Convertible Note, dated September 14, 1998, made by Genesis Direct, Inc. in favor of Carol
           Wright Gifts, Inc. (incorporated by reference to Exhibit 4.2 of the Registrant's Current
           Report on Form 8-K (File No. 0-24173)).
10.1       Credit Agreement with CIT Group Business Credit, Inc. as administrative agent (incorporated by reference Exhibit 10.1 of the Registrant's Registration Statement on Form S-1 (File No.
           333-47455)).
10.2       Lease Agreement relating to property in Memphis, Tennessee, as amended to date (incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-1 (File
           No. 333-47455)).
10.3       Sublease Agreement relating to property in Secaucus, New Jersey (incorporated by reference to Exhibit 10.3 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
10.4       Employment Agreement between the Registrant and Warren Struhl (incorporated by reference to
           Exhibit 10.4 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
10.5       Employment Agreement between the Registrant and Hunter Cohen (incorporated by reference to
           Exhibit 10.5 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
10.6       Employment Agreement between the Registrant and David Sable (incorporated by reference to
           Exhibit 10.6 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
10.7       Registrant's 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 of the
           Registrant's Registration Statement on Form S-8 (File No. 333-55681)).
10.8       Registrant's 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 of the Registrant's Registration Statement on Form S-8 (File No. 333-55681)).
21.1       Subsidiaries of the Registrant.
23.1       Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 of the initial filing of this Annual Report on Form 10-K).
24.1       Power of Attorney (included on p. 42 hereof).
27.1       Financial Data Schedule for fiscal year ended March 27, 1999.