Form 10-Q
period 1999-06-26
GENESIS DIRECT INC
filed 1999-08-16
CIK 1056326

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 26, 1999

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




                                100 Plaza Drive
                          Secaucus, New Jersey 07094
                                (201) 867-2800
              (Address, including zip code, and telephone number,
       including area code, of registrants principal executive offices)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No
                                                ------    -----


The number of outstanding shares of the registrant's Common Stock, par value $0.01 per share, was 32,363,490 on August 12, 1999.

                             GENESIS DIRECT, INC.

                         Quarterly Report on Form 10-Q
                      For the Period Ended June 26, 1999

                                     INDEX


                                                                             PAGE
                                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

              Consolidated Balance Sheets -
                 June 26, 1999 and March 27, 1999                               3

              Consolidated Statements of Operations -
                 Three months ended June 26, 1999 and June 27, 1998             4

              Consolidated Statement of Stockholders' Equity (Deficiency)-
                 Three months ended June 26, 1999 and the year ended
                 March 28, 1998                                                 5

              Consolidated Statements of Cash Flows -
                 Three months ended June 26, 1999 and June 27, 1998             7

              Notes to Consolidated Financial Statements                        8

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk          14

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                   15

Item 2.    Changes in Securities and Use of Proceeds                           15

Item 3.    Defaults upon Senior Securities                                     15

Item 4.    Submission of Matters to a Vote of Security Holders                 15

Item 5.    Other Information                                                   16

Item 6.    Exhibits and Reports on Form 8-K                                    16

Signatures                                                                     17

Exhibits                                                                       18

                                     PART I

Item 1.  Financial Statements

                          Consolidated Balance Sheets

               (in thousands, except share and per share amounts)


                                                                                  June 26, 1999
                                                                                  -------------
                                                                                   (Unaudited)     March 27, 1999
                                                                                  -------------    --------------
Assets
Current assets:
  Cash and cash equivalents, including restricted cash of
     $4,114 and $2,823, respectively  ..........................................     $   4,682        $   4,366
  Accounts receivable, less allowances of  $1,904 and
    $2,426, respectively  ......................................................         3,177            3,470
  Merchandise inventory, net of reserves  ......................................        18,185           22,714
  Deferred advertising costs  ..................................................         2,513            5,268
  Other current assets  ........................................................         1,230            1,256
  Note receivable, current portion  ............................................           479              979
  Net assets available for sale  ...............................................         6,655           49,574
                                                                                     ---------        ---------
   Total current assets  .......................................................        36,921           87,627
Intangibles, net of accumulated amortization of  $3,681 and
    $3,276, respectively  ......................................................         1,713            2,117
Goodwill, net of accumulated amortization of  $2,688 and
    $2,373, respectively  ......................................................        24,623           24,943
Property, equipment and leasehold improvements, net  ...........................        14,094           14,529
Advances to officers  ..........................................................           100              100
Note receivable, less current portion  .........................................           850              935
Other assets  ..................................................................             -               54
                                                                                     ---------        ---------
                                                                                     $  78,301        $ 130,305
                                                                                     =========        =========

Liabilities and common stockholders' equity (deficiency)
Current liabilities:
    Accounts payable  ..........................................................     $  12,665        $  27,138
    Accrued expenses  ..........................................................        19,766           23,552
    Current portion of notes payable and long-term debt  .......................        16,570           18,155
    Subordinated notes-related parties  ........................................         8,731            6,231
    Current portion of obligations under capital leases.........................         1,784            1,686
    Other current liabilities  .................................................         2,510            2,525
                                                                                     ---------        ---------
       Total current liabilities  .............................................         62,026           79,287
Notes payable and long-term debt, less current portion  ........................        13,090           14,140
Obligations under capital leases, net of current portion........................         1,645            2,120
Other liabilities  .............................................................         1,219            1,745
Common stockholders' equity (deficiency):
  Common stock, par value $.01 per share; 82,500,000 shares
    Authorized, 32,358,961 shares issued and
    Outstanding at June 26, 1999 and March 27, 1999,
    Respectively  ..............................................................           323              323
  Additional paid-in capital  ..................................................       280,927          280,927
  Accumulated deficit  .........................................................      (280,929)        (248,237)
                                                                                     ---------        ---------
   Total common stockholders' equity  ..........................................           321           33,013
                                                                                     ---------        ---------
   Total liabilities and common stockholders' equity  ..........................     $  78,301        $ 130,305
                                                                                     =========        =========


                            See accompanying notes.

                     Consolidated Statements of Operations
              (in thousands, except share and per share amounts )
                                  (Unaudited)

                                                                          Three months ended
                                                                          ------------------
                                                                 June 26, 1999              June 27, 1998
                                                                 -------------              -------------
Net sales  ..............................................        $     38,379                $    33,884
Cost of goods sold  .....................................              25,732                     23,205
                                                                 ------------                -----------
Gross profit  ...........................................              12,647                     10,679
Selling, general and administrative expenses  ...........              30,989                     28,403
Provision for losses on assets of businesses available
for sale.................................................              13,000                         --
                                                                 ------------                -----------
Loss from operations  ...................................             (31,342)                   (17,724)
Interest expense  .......................................               1,425                      1,523
Interest income  ........................................                  75                        507
                                                                 ------------                -----------
Net loss before extraordinary item  .....................             (32,692)                   (18,740)
Extraordinary item - loss on extinguishment of debt......                  --                     (5,235)
                                                                 ------------                -----------
Net loss  ...............................................        $    (32,692)               $   (23,975)
                                                                 ============                ===========

Basic net loss per share:
   Loss before extraordinary item........................        $      (1.01)               $     (0.92)
   Extraordinary item....................................                  --                      (0.26)
                                                                 ------------                -----------
   Net loss..............................................        $      (1.01)               $     (1.18)
                                                                 ------------                -----------
Weighted average shares - basic..........................          32,359,000                 20,380,100
                                                                 ============                ===========

                            See accompanying notes.

                     Genesis Direct, Inc. and Subsidiaries

          Consolidated Statements of Stockholders' Equity (Deficiency)
                      (in thousands, except share amounts)

                                                 Genesis
                                                 Direct,                                                         Total
                                                 L.L.C.       Shares of            Additional                 Stockholders'
                                                Members'       Common     Common    Paid-In    Accumulated       Equity
                                             Contributions     Stock      Stock     Capital      Deficit      (Deficiency)
                                             -------------  ------------  ------   ---------   ----------     ------------
Balance at March 30, 1996................    $    2,200                                         $  (2,715)    $    (515)
  Capital contribution to
    Genesis Direct, Inc..................        (2,200)       605,000    $    6   $  2,194
  Issuance of Common Stock...............                    6,187,500        62     22,338                      22,400
  Net loss...............................                                                         (13,510)      (13,510)
                                             ----------      ---------    ------   --------    ----------     ---------
Balance at March 29, 1997................                    6,792,500        68     24,532       (16,225)        8,375
  Issuance of Common Stock...............                    2,062,500        21      7,479                       7,500
  Common stock purchase
    warrant issued in connec-
    tion with debentures.................                                               203                         203
  Issuance costs of Series A
    Preferred Stock......................                                              (746)                       (746)
  Dividends accruing on Series
    A Preferred Stock....................                                            (2,439)                     (2,439)
  Issuance of Common Stock in
    connection with business
    acquisitions and licenses............                      135,575         1      1,478                       1,479
  Net loss...............................                                                         (76,211)      (76,211)
                                             ----------      ---------    ------   --------    ----------     ---------
Balance at March 28, 1998..............      $        -      8,990,575    $   90   $ 30,507     $ (92,436)    $ (61,839)
                                             ----------      ---------    ------   --------    ----------     ---------
  Issuance of Common Stock
    upon conversion of
    Debentures.........................                      2,331,521        23      9,727                       9,750
  Issuance of Common Stock
    upon conversion of note
    issued in connection with
    acquisition........................                        128,333         1      1,399                       1,400
  Issuance of Common Stock
     upon conversion of Series A
     Preferred Stock including
     reversal of accrued
     dividends of $3,059...............                      8,644,156        87     96,652                      96,739
  Issuance of Common Stock in
     connection with initial
     public offering...................                      9,625,000        96    132,419                     132,515
  Issuance of Common Stock in
     connection with acquisitions......                      2,634,433        26      7,838                       7,864
  Sale of Common Stock.................                          4,943                   41                          41
  Issuance of Common Stock
     purchase options to non-
     employees.........................                                                 344                         344
  Common stock purchase
     warrants issued in connec-
     tion with indebtedness............                                               2,000                       2,000
  Net loss.............................                                                          (155,801)     (155,801)
                                             ----------     ----------    ------   --------    ----------     ---------
Balance at March 27, 1999..............                     32,358,961    $  323   $280,927     $(248,237)    $  33,013
                                             ----------     ----------    ------   --------    ----------     ---------
 Net loss..............................                                                           (32,692)      (32,692)
                                                                                                  -------     ---------
 Balance at June 26, 1999..............      $        -     32,358,961    $  323   $280,927     $(280,929)    $     321
                                             ----------     ----------    ------   --------    ----------     ---------

                            See accompanying notes.

                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                                                            Three Months ended
                                                                                     ---------------------------------
                                                                                     June 26, 1999       June 27, 1998
                                                                                     -------------       -------------
Cash flows from operating activities
 Net loss..................................................................          $     (32,692)      $     (23,975)
Adjustments to reconcile net loss to net cash used in operating activities:
 Non-cash restructuring charges............................................                 13,000
 Depreciation and amortization.............................................                  3,087               2,299
 Provision for losses on accounts receivable...............................                   (522)                  -
 Non-cash interest expense.................................................                    989                 117
 Changes in operating assets and liabilities net of business acquired:
 Accounts receivable.......................................................                    610              (2,047)
 Merchandise inventory.....................................................                  6,423              (1,132)
 Deferred advertising costs and other current assets.......................                  2,068              (2,120)
 Accounts payable and accrued liabilities..................................                (24,810)            (14,407)
 Other assets..............................................................                    139                 889
 Other liabilities.........................................................                   (455)                125
                                                                                     -------------       -------------
 Net cash used in operating activities.....................................                (32,163)            (40,251)
Cash flows from investing activities
 Intangibles...............................................................                     --                (291)
 Acquisition of property, equipment and leasehold..........................                   (389)             (6,715)
   improvements
 Disposition of property, equipment and leasehold..........................                     --                 537
   improvements
 Cash paid for acquired businesses, net of cash acquired...................                     --              (3,290)
 Proceeds from sale of businesses..........................................                 33,456                  --
 Increase (decrease) in restricted cash....................................                 (1,291)                (18)
                                                                                     -------------       -------------
 Net cash provided by (used in) investing activities.......................                 31,776              (9,777)
Cash flows from financing activities
 Repayment of line of credit...............................................                     (9)             (1,993)
 Repayment of Debentures--related parties..................................                     --             (20,250)
 Proceeds from issuance of subordinated notes- related parties.............                  2,000                  --
 Proceeds from sale of Common Stock........................................                     --             132,652
 Proceeds from Bridge Notes................................................                     --               7,350
 Repayment of Bridge Notes.................................................                     --              (7,350)
 Repayment of term loan....................................................                 (1,101)               (800)
 Payments of notes payable.................................................                 (1,478)             (1,091)
                                                                                     -------------       -------------
 Net cash provided by (used in) financing activities.......................                   (588)            108,518
                                                                                     -------------       -------------
 Increase (decrease) in cash and cash equivalents..........................                   (975)             58,490
 Cash and cash equivalents at beginning of period..........................                  1,543                 454
                                                                                     -------------       -------------
 Cash and cash equivalents at end of period................................          $         568       $      58,944
                                                                                     =============       =============
Supplemental disclosures of cash flow information
Interest paid..............................................................          $         276       $       3,560
                                                                                     =============       =============
Supplemental disclosures of non-cash investing and financing activities
Acquisitions:
   Liabilities assumed.....................................................                     --       $       4,552
   Issuance of notes payable...............................................                     --               1,170
   Obligations under noncompete agreements.................................                     --                 216
 Conversion of Series A Preferred Stock to Common Stock....................                     --              94,300
 Conversion of Debentures to Common Stock..................................                     --               9,750
 Conversion of note payable to Common Stock................................                     --               1,400
 Capital leases............................................................                     --                 295

                            See accompanying notes.

            Notes to Consolidated Financial Statements (Unaudited)
              (in thousands, except share and per share amounts)

1. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 26, 1999 are not necessarily indicative of the results that may be expected for the year ended March 25, 2000. These financial statements should be read in conjunction with the financial statements and footnotes thereto and management's discussion and analysis thereof included in the Company's Annual Report on Form 10-K for the fiscal year ended March 27, 1999 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 hereof.

     Fiscal Year

     The Company's fiscal year ends on the Saturday next preceding April 1, resulting in either a 52 or 53 week fiscal year. The year ended March 27, 1999 ("fiscal 1998") was a 52-week year. The Company's fiscal quarter is a 13-week period which ends on a Saturday.

2. Going Concern Uncertainty

     The Company has incurred net losses of $32,692, $155,801, $76,211 and $13,510 in the quarter ended June 26, 1999, the years ended fiscal 1998, fiscal 1997 and fiscal 1996, respectively, and has an accumulated deficit of $280,929 at June 26, 1999, and has a working capital deficit of $25,105, inclusive of $6,655 representing the estimated net realizable value of net assets of businesses available for sale.

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

     In February 1999, the Company's Board of Directors adopted a restructuring plan to reposition the Company's operations and focus on its primary sports merchandising business. The major elements of the restructuring plan, certain of which have been completed, include the sale or closure of substantially all non-sports related catalog businesses, sale of the Company's principal distribution facility and reduction of leased office facilities and employee headcount. The Company is suffering from a severe working capital shortage and requires a significant amount of additional working capital in excess of any proceeds which may be received from the disposition of assets. To date, the Company has not been successful in obtaining such additional working capital from financing activities or otherwise. Furthermore, in the quarter ended June 26, 1999, the Company incurred an additional $13,000 charge in connection with a further write-down of assets held for sale resulting from the Company's inability to date to dispose of such assets. As a consequence of its severe working capital shortage, Management is exploring all possible alternatives, including the strong possibility of seeking relief under federal bankruptcy laws.

     The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

3. Dispositions

     In April 1999, the Company sold its principal distribution facility for net proceeds of $30,000. In conjunction with this sale the Company entered into a fulfillment services agreement with the purchaser. The fulfillment services agreement requires the Company to pay rates substantially above those available from other third party service providers. Accordingly, the Company has recorded an accrual for an estimate of the aggregate amount to be paid for

              (in thousands, except share and per share amounts)

fulfillment services above the fair value of such services. The sale of the distribution center resulted in a net gain of $4,246 and is netted against the accrual for losses on businesses held for sale at March 27, 1999. This facility included assets under capital leases with a net carrying value of $1,089 and the transaction included the transfer of the remaining capital lease obligation of approximately $898.

     In May 1999, the Company sold Childswork/Childsplay for net proceeds of $1,391 which resulted in a loss of $1,313, which was included in the accrual for losses on businesses held for sale at March 27, 1999.

     In June 1999, the Company sold the assets of The Music Stand, LLC for net proceeds of $2,100, which resulted in a loss of $2,733, which was included in the accrual for losses on businesses held for sale at March 27, 1999.

4. Subsequent Events

     A subsidiary of the Company has failed to make a principal and interest payment in the amount of $544 under a promissory note payable to Diplomat Corporation. The obligation under the note is guaranteed by the Company and secured by a pledge of the limited liability interests of the subsidiary.

     A subsidiary of the Company has failed to make a principal and interest payment in the amount of $799 under promissory notes payable to Traven Corp. In addition to the overdue payment described in the previous sentence, the Company owes an aggregate of approximately $1,480 in principal under the notes. The obligations under the notes are guaranteed by the Company and secured by a pledge of the limited liability interests of the subsidiary.

     A subsidiary of the Company has failed to make a principal and interest payment in the amount of $105 under a promissory note payable to Global Friends Collection, Inc.

     A subsidiary of the Company has failed to make a payment in the amount of $950 to H&L Productions, Inc. under the terms of the acquisition agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto which are included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Quarterly Report on Form 10-Q shall be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. The Company's actual results could differ materially from those anticipated or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed before and in the section entitled "Factors That May Affect Future Financial Results" in the Company's Annual Report on Form 10-K for the fiscal year ended March 27, 1999, which was filed with the Securities and Exchange Commission on July 12, 1999 and amended by Form 10-K/A No.1 filed on July 23, 1999 the "1998 Form 10-K", as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

 Results of Operations

     The following table sets forth, for the periods indicated, selected items from the Company's statement of operations expressed as a percentage of net sales. Any trends reflected by the following table may not be indicative of future results.

                                                       Three Months Ended            Three Months Ended
                                                         June 26, 1999                  June 27, 1998
                                                     ----------------------        ---------------------
Net sales.......................................               100.0%                       100.0%
Gross profit....................................                33.0%                        31.5%
Selling, general and administrative
  expenses......................................                80.7%                        83.8%
Reserve for loss on businesses available
  for sale......................................                33.9%                        --
Loss from operations............................                81.7%                        52.3%
Interest expense................................                 3.7%                         4.5%
Net loss........................................                85.2%                        70.8%

  Three Months Ended June 26, 1999 Compared to Three Months Ended June 27, 1998

     Net sales. Net sales increased to $38.4 million in the fiscal quarter ended June 26, 1999 compared to $33.9 million in the fiscal quarter ended June 27, 1998.

     Gross profit. Gross profit increased to $12.6 million or 33% of net sales for the fiscal quarter ended June 26, 1999 compared to $10.7 million or 31.5% of net sales for the fiscal quarter ended June 27, 1998. The increase in the gross profit percentage was primarily attributable to higher gross profit percentage on the Carol Wright Gifts business which was acquired in September 1998 compared to other Company brands.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of direct response advertising and promotion costs, administrative payroll and related costs, fixed distribution and telemarketing costs, integration costs for acquisitions and depreciation and amortization. Selling, general and administrative expenses increased to $31 million in the fiscal quarter ended June 26, 1999 compared to $28.4 million in the fiscal quarter ended June 27, 1998. Selling, general and administrative expenses as a percentage of net sales decreased to 80.7% in the fiscal quarter ended June 26, 1999 from 83.8% in the fiscal quarter ended June 27, 1998. This percentage decrease was due to revenue increases from existing catalogs and the 1998 and

1997 acquisitions, which exceeded growth in the Company's selling, general and administrative expenses. In connection with the Company's acquisitions, amortization of acquired intangibles of $1.3 million is included in selling, general and administrative expenses in the fiscal quarter ended June 26, 1999 as compared to $1.4 million in the fiscal quarter ended June 27, 1998.

     Restructuring Charges.

     The Company has to date been unable to complete its divestiture program as expected. As a result, Management does not believe the remaining assets held for sale will sell for the amounts estimated in the fiscal 1998 financial statements. Consequently, the Company has taken an additional charge of $13.0 million to write-down the value of the remaining assets held for sale to their estimated market value.

     Interest expense. Interest expense decreased to $1.4 million in the fiscal quarter ended June 26, 1999 from $1.5 million in the fiscal quarter ended June 27, 1998, primarily as a result of a higher average debt balance and the prepayment penalties on the Bridge Notes during the fiscal quarter ended June 27, 1998.

 Liquidity and Capital Resources

     At June 26, 1999 the Company had cash of $4.7 million (including restricted cash of $2.8 million) and a working capital deficiency of $25 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at June 26, 1999 was $13.4 million.

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

     As part of the Company's strategic repositioning, it has sold four of its catalog businesses and its distribution center, and intends to sell certain other of its non-sports assets. The net proceeds of this asset disposal program have been approximately $56 million to date, of which $22.5 million were received from sales completed during fiscal 1998 and $33.5 million were received during the fiscal quarter ended June 26, 1999 and were used to repay past due trade obligations, its existing bank credit facilities and to fund ongoing business operations. The net proceeds of the remainder of such sale program are expected to be in excess of approximately $7 million and will be used to repay related obligations and to fund ongoing business operations as well as an expansion of its existing Internet business. However, there can be no assurances as to the timing and amount of the total proceeds to be generated by the divestiture program. Accordingly, in the fourth quarter of fiscal 1998 and the first fiscal quarter of 1999, the Company received $10 million in additional debt financing from GEIPPP II and Global Internet Fund IV LLC pursuant to a one-year debenture to help fund the Company's operations in the interim. Subsequent to June 26, 1999, GEIPPP II advanced an additional $2.5 million to the Company pursuant to a secured lending arrangement. In addition, the Company has arranged for the deferral of $13.1 million of debt to Cox Target Media, Inc.

     The Company is suffering from a severe working capital shortage and requires a significant amount of additional working capital in excess of any proceeds which may be received from the disposition of assets. To date, the Company has not been successful in obtaining such additional working capital from financing activities or otherwise. Furthermore, in the quarter ended June 26, 1999, the Company incurred an additional $13,000 charge in connection with a further write-down of assets held for sale resulting from the Company's inability to date to dispose of such assets. As a consequence of its severe working capital shortage, Management is exploring all possible alternatives, including the strong possibility of seeking relief under federal bankruptcy laws. See Note 2 to the Company's Consolidated Financial Statements.

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

     During the fiscal quarter ended June 26, 1999, net cash used in operating activities was $32.2 million. Net cash provided by investing activities was $31.8 million, consisting primarily of cash paid for additions to property and equipment of $.4 million offset by proceeds from the sale of businesses of $33.4 million. Net cash used in financing activities was $.6 million consisting primarily of proceeds from related party subordinated notes of $2 million offset by repayment of term loan of $1.1 million and payment of notes payable of $1.5 million.

     As of March 27, 1999, the Company had approximately $207 million of federal tax net operating loss carryforwards which will expire in 2012 and 2013. The Company also had approximately $203 million of state tax net operating loss carryforwards which will expire in 2004 and 2005. Net deferred tax assets are fully reserved as of June 26, 1999. In addition, the Company incurred significant additional tax losses for the fiscal quarter ended June 26, 1999.

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

 Seasonality

     The Company's business is subject to seasonal fluctuations. Management anticipates that approximately 50% of the Company's net revenues will be derived from the fall and holiday seasons. As a result, the Company expects its sales and results of operations generally to be the lowest in the second quarter of each fiscal year, which precedes the back-to-school and holiday purchases. The Company's quarterly results may fluctuate as a result of numerous factors, including the timing of acquisitions, the timing, quantity and cost of catalog mailings, the response rates to such mailings, the timing of merchandise deliveries, the merchandise mix, pricing and presentation of products offered and sold, market acceptance of the Company's merchandise (including new merchandise categories or products introduced) and the hiring and training of additional personnel. Accordingly, results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarters. Results of operations are affected not only by the seasonality of the Company's net revenues, but also by seasonal variations in product mix and the fixed portion of the Company's operating expenses. See "Factors that May Affect Future Financial Results" in the 1998 Form 10-K.

 Inflation

     Results of operations have not been significantly affected by inflation since the Company's inception. Management expects that in the normal course of business, the Company will be able to offset the effects of increased costs through operating efficiencies and selected price increases.

 Year 2000 Issue

     Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs have traditionally been written using two digits rather than four to define the applicable year. As a consequence, unless modified, computer systems will not be able to differentiate between the year 2000 and 1900. Failure to address this problem could result in system failures and the generation of erroneous data. The Company has reviewed its computer programs and systems to ensure that the programs and systems will function properly and be year 2000 compliant, and the Company believes that currently all of its computer systems relating to its continuing businesses are year 2000 compliant. However, the Company is continuing to monitor and review its computer programs and systems to ensure on-going year 2000 compliance. The Company has received letters from each of its applications vendors stating that all of the Company's computer system applications are year 2000 compliant. However, the year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the year 2000 problem on such entities. See "Factors that May Affect Future Financial Results-Year 2000 Risk" in the 1998 Form 10-K.

 Recent Pronouncements of the Financial Accounting Standards Board

     Recent pronouncements of the Financial Accounting Standards Board ("FASB") which are not required to be adopted at March 28, 1998, include the following Statement of Financial Accounting Standards ("SFAS") :

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company currently utilizes no material derivative financial instruments which expose the Company to significant market risk. At June 26, 1999, the Company is not exposed to significant market risk with respect to interest rate fluctuations. See 1998 Form 10-K.

                                    PART II

Item 1.  Legal Proceedings

     The Company is party to claims and litigation that arise in the normal course of business. Management believes that the ultimate outcome of these claims and litigation will not have a material impact on the financial position or results of operations of the Company.

Item 2.  Changes In Securities And Use Of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

     A subsidiary of the Company has failed to make a principal and interest payment in the amount of $544 under a promissory note payable to Diplomat Corporation. The obligation under the note is guaranteed by the Company and secured by a pledge of the limited liability interests of the subsidiary.

     A subsidiary of the Company has failed to make a principal and interest payment in the amount of $799 under promissory notes payable to Traven Corp. In addition to the overdue payments described in the previous sentence, the Company owes an aggregate of approximately $1,480 in principal under the notes. The obligations under the notes are guaranteed by the Company and secured by a pledge of the limited liability interests of the subsidiary.

     A subsidiary of the Company has failed to make a principal and interest payment in the amount of $105 under a promissory note payable to Global Friends Collection, Inc.

     A subsidiary of the Company has failed to make a payment in the amount of $950 payable to H&L Productions, Inc. under the terms of the acquisition agreement.

Item 4.  Submission Of Matters To A Vote Of Security Holders

               None.

Item 5.  Other Information

         Dispositions
         ------------

     In April 1999, the Company sold its principal distribution facility for net proceeds of $30,000. In conjunction with this sale the Company entered into a fulfillment services agreement with the purchaser. The sale of the distribution center resulted in a net gain of approximately $3.55 million.

     In May 1999, the Company sold Childwork/Childsplay for net proceeds of $1.8 million, which resulted in a loss of approximately $1.4 million.

     In June 1999, the Company sold the assets of The Music Stand, LLC for net proceeds of $2.1 million, which resulted in a loss of approximately $2.3 million.

     Changes in Management
     ---------------------

     In June 1999 Hunter C. Cohen resigned from his position as Chief Operating Officer and Director of the Company.

     In July 1999 Ronald Benanto resigned from his position as Chief Financial Officer and Vice President of the Company.

     In July 1999 Warren Struhl resigned from his position as Chief Executive Officer while remaining as Chairman of the Board for the Company. On this same day, Harry L. Usher was appointed to the Board of Directors and named the Company's new President and Chief Executive Officer. Mr. Usher, who is 60 years old, practiced entertainment and business law for 15 years in California. Afterwards, he served as Chief

Operating Officer of the 1984 Olympic Organizing Committee. Additionally, he served as the Commissioner of the United States Football League, Chairman of the 1991 Los Angeles Olympic Sports Festival , Chief Executive Officer of Dorna USA and most recently of the Jaust Group.

     For further information with respect to changes in management, see the 1998 Form 10-K.

Item 6.  Exhibits And Reports On Form 8-K

               (a)  Exhibits


     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

 Exhibit                                             Description
   No.
 ------  -----------------------------------------------------------------------
   3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
   3.2 Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.5 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
   4.1 Specimen certificate for shares of the Registrant's Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
   4.2 Stockholders Agreement dated as of September 30, 1998 (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
  10.7 Registrant's 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-8 (File No. 333-55681)).
  10.8 Registrant's 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 of the Registrant's Registration Statement on Form S-8 (File No. 333-55681)).
  27.1   Financial Data Schedule for fiscal quarter ended June 26, 1999.


          (b)  Reports on Form 8-K
          None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             GENESIS DIRECT, INC.

Date: August 16, 1999        By:   /s/Ronald Munkittrick
                                -----------------------------------
                                      Ronald Munkittrick
                                      Vice President of Finance

                                 EXHIBIT INDEX

 Exhibit
   No.                                Description
 -------  ----------------------------------------------------------------------
   3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
   3.2 Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.5 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
   4.1 Specimen certificate for shares of the Registrant's Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
   4.2 Stockholders Agreement dated as of September 30, 1998 (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-1 (File No. 333-47455)).
  10.7 Registrant's 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-8 (File No. 333-55681)).
  10.8 Registrant's 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 of the Registrant's Registration Statement on Form S-8 (File No. 333-556 81)).

  27.1    Financial Data Schedule for fiscal quarter ended June 27, 1998.